Form 10-K
period 1993-12-31
COLONIAL GAS CO
filed 1994-03-18
CIK 60653

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K

X    Annual Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the fiscal year ended December 31, 1993

                               OR

     Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the transition period from               to

     COMMISSION FILE NUMBER  0-10007

                      COLONIAL GAS COMPANY
     (Exact name of registrant as specified in its charter)

                  Massachusetts                    04-1558100
           (State or other jurisdiction          (I.R.S. Employer
         of incorporation or organization)     Identification Number)

        40 Market Street, Lowell, Massachusetts      01852
       (Address of principal executive offices)    (Zip Code)

Registrant's telephone number, including area code: (508) 458-3171

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $3.33 par value
                              (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes  X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 1994 was $189,122,548.

The number of shares of the registrant's common stock outstanding as of March 1, 1994 was 8,047,768.

               DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual report to stockholders for the year ended December 31, 1993 are incorporated by reference into Part
II and Part IV. Portions of the proxy statement for the 1994 annual meeting of stockholders are incorporated by reference into
Part III.



                      COLONIAL GAS COMPANY

                 FORM 10-K ANNUAL REPORT - 1993

                        TABLE OF CONTENTS




                             PART I

Item  1.  Business
Item  2.  Properties
Item  3.  Legal Proceedings
Item  4.  Submission of Matters to a Vote
          of Security Holders


                             PART II

Item  5.  Market for Registrant's Common Stock
          and Related Stockholder Matters
Item  6.  Selected Financial Data
Item  7.  Management's Discussion and Analysis
          of Financial Condition and Results of
          Operations
Item  8.  Financial Statements and Supplementary
          Data
Item  9.  Changes in and Disagreements with
          Accountants on Accounting and Financial
          Disclosure


                            PART III

Item 10. Directors and Executive Officers of the Registrant
Item  11. Executive Compensation
Item  12. Security Ownership of Certain Beneficial
          Owners and Management
Item  13. Certain Relationships and Related
          Transactions


                             PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K





                             PART I

Item 1. Business

                           THE COMPANY

     Colonial Gas Company ("Colonial" or the "Company"), a Massachusetts corporation formed in 1849, is primarily a regulated natural gas distribution utility. The Company serves 132,000 utility customers in 24 municipalities located northwest of Boston and on Cape Cod. Through its wholly-owned energy trucking subsidiary, Transgas Inc. ("Transgas"), the Company also provides over-the-road transportation of liquefied natural gas ("LNG"), propane and other commodities.

     The Company's corporate office is located at 40 Market
Street, Lowell, Massachusetts 01852. The telephone number is
(508) 458-3171.

     The Company's combined natural gas distribution service areas in the Merrimack Valley region northwest of Boston and on Cape Cod cover approximately 622 square miles with a year-round population of approximately 500,000, which increases by approximately 350,000 during the summer tourist season on Cape Cod. The Company is serving approximately 48% of potential customers in its service areas. Of its 132,000 customers, approximately 90% are residential accounts. The Company added 4,223 firm customers in 1993. The Company's growth during the 1980's had been based primarily on new residential and commercial construction in its service areas. More recently, as new construction in the region has slowed from previous levels, the Company has actively sought new customers to convert to gas from other energy sources for their existing homes and businesses. Of the total number of new customers in 1993, 57% converted from other fuels.

     The Company's 1993 consolidated operating revenues from gas sales were derived 64% from residential customers, 32% from commercial and firm industrial customers, 2% from interruptible industrial customers and 1% from transportation customers. For the year 1993, the Company sold 19,965 MMcf of gas, of which 12,889 MMcf was sold in the Merrimack Valley area and 7,076 MMcf in the Cape Cod area. At December 31, 1993, 90% of the Company's residential customers used gas as their source of heating fuel. The demand for the products and services furnished by the Company is to a great extent seasonal, being heaviest in the colder months.

     At December 31, 1993, the Company had 464 full-time and 51 part-time gas employees. Of those employees, 97 are covered by a collective bargaining agreement with the United Steelworkers of America which expires in April 1996 and 82 are covered by a separate collective bargaining agreement with the United Steelworkers of America which expires in February 1995. In addition, the Company has 11 full-time and 3 part-time appliance sales employees and Transgas employs 86 full-time employees. Of those Transgas employees, 59 are covered by a collective bargaining agreement with the International Brotherhood of Teamsters, which expires in June 1996.


                           GAS SUPPLY

     As of November 1, 1993, all interstate pipelines were required to implement restructuring programs pursuant to Order 636 of the Federal Energy Regulatory Commission ("FERC"). See "Regulatory Matters - Federal Regulation" below. Intended to create a more competitive environment in the natural gas industry, Order 636 required the pipelines to unbundle/separate the three components of their former city gate sales services: supply, transportation and storage. Under this restructuring program local distribution companies ("LDCs") such as the Company have been assigned their pro-rata share of the transportation and storage entitlements which were inherent in the discontinued sales service. Further, LDCs now negotiate directly with suppliers for their supply requirements and must effectively manage their transportation and storage in conjunction with those supplies. In general, the Company pays negotiated rates for gas supplies and tariffed rates (approved by FERC) for transportation and storage services.

     The Company has determined that its supply requirements should be met through a combination of firm purchases, spot purchases, supply from underground storage, liquefied natural gas
("LNG") and propane.

     The following table shows the Company's sources of firm supply to meet its gas requirements and the actual components of gas sendout for each of the last three years:

                                      1993        1992       1991
                                    MMcf(a)  %   MMcf(a)  %  MMcf(a)   %
Firm Gas Sources (b)
  Supply purchase contracts (c)  19,731     74       -    -       -    -
  Pipeline contracts               -         -  24,933   81  24,933   81
  LNG contracts                   3,450     13   3,125   10   3,125   10
  Storage inventory at
   January 1(d)                   3,417     13   2,786    9   2,625    9
     Total sources               26,598    100  30,844  100  30,683  100

Gas Sendout
  Pipeline:
   Firm gas supply                2,620     13       -    -      -     -
   Pipeline contracts (e)         7,184     35   8,292   40   5,053   27
   Spot purchases                 5,178     26   8,341   40   9,604   51
  Supplemental:
   Underground storage            3,501     17   2,666   13   3,018   16
   LNG-as liquid                    907      4     564    2     524    3
   LNG-as vapor                     915      5   1,095    5     462    3
   Propane-air                        8      -       9    -      13    -

     Total sendout               20,313    100  20,967  100  18,674  100

Ratio of firm sources to sendout   1.63 (f)      1.47        1.64

  (a) The term "MMcf" means one million cubic feet of vapor or vapor equivalent.

  (b) 1993 reflects the Company's portfolio of firm sources subsequent to the pipeline unbundling mandated by FERC Order 636, calculated on an annualized basis.

  (c) The Company's total firm pipeline transportation capacity for 1993 following the unbundling mandated by FERC Order 636 was 26,239 MMcf. The Company's firm supply purchase contracts are structured to enable the Company to purchase volumes equivalent to its total firm pipeline capacity during the winter or peak season, but less than total firm pipeline capacity during the off-peak season when customer demand is less. Accordingly, on an annualized basis, the total supply purchase contract volume shown is less than total firm transportation capacity.

  (d) The Company's storage inventory is drawn down and refilled throughout the year depending upon the availability and price of gas sources and upon the requirements of the Company's customers. The Company's current level of underground storage inventory capacity is 4,309 MMcf.

  (e) 1993 reflects pipeline contracts prior to implementation of FERC Order 636.

  (f) The Company's ratio of firm sources to sendout for 1993 was determined by adding available transportation capacity (26,239 MMcf) to LNG contracts (3,450 MMcf) and storage inventory (3,417 MMcf), and then dividing by total sendout.

     Based upon presently available information concerning its firm contracts for transportation, storage and supply, and other supplemental sources, the Company expects to be able to meet the gas requirements of its firm customers for the foreseeable future. Additional information concerning the Company's firm sources of gas transportation, storage and supply for its two service territories is set forth below.

Merrimack Valley Service Area Sources

     The Merrimack Valley service area is directly served by the Tennessee Gas Pipeline Company ("Tennessee"). The Company has three separate firm transportation contracts with Tennessee, and two storage contracts with accompanying transportation contracts.

     One of the firm transportation service contracts with Tennessee is for approximately 25,196 Mcf per day and will be in effect until November 1, 2000 and year to year thereafter unless terminated upon twelve months prior written notice. The three firm supply contracts which utilize this transportation service provide various levels of supply service up to a total of 25,196 Mcf per day during the peak period, and have been filed with the Massachusetts Department of Public Utilities ("DPU") for its approval. A ruling is expected shortly. See "Regulatory Matters - Federal Regulation" below.

     The second firm transportation service contract with Tennessee is for approximately 17,300 Mcf per day and will be in effect until April 1, 2013 and year to year thereafter unless terminated upon twelve months prior written notice. To meet its own peak season supply requirements, the Company has a firm supply contract for the months of November through March which provides the entire volume associated with this transportation contract. The firm supply contract will be in effect until October 31, 2000 and year to year thereafter unless terminated with twelve months prior written notice. During the off-peak season the Company expects to utilize its capacity entitlements under this transportation contract to transport gas on behalf of an 84 MW cogeneration facility which is independently owned.

     The third firm transportation service contract with Tennessee is utilized in conjunction with the Iroquois Pipeline System ("Iroquois"). The Company has contracted for approximately 2,000 Mcf per day of capacity on Iroquois and Tennessee for delivery of the Company's Canadian supplies to the Merrimack Valley service area. These transportation contracts are in effect until November 1, 2011 and continue year to year thereafter unless terminated by twelve months prior written notice.

     In addition, contingent upon all necessary regulatory approvals, the Company has contracted for approximately 4,000 Mcf of additional Canadian supply, along with associated capacity on Iroquois and Tennessee. These volumes would be deliverable to either the Merrimack Valley or Cape Cod service areas on a firm basis.

     The Company has underground storage capacity of approximately 2,000,000 Mcf of natural gas pursuant to a contract with Penn-York Energy Corporation. This storage contract is for service to the Merrimack Valley service area and continues until March 31, 1995 and from year to year thereafter unless terminated upon twelve months prior written notice. The gas is transported from storage to the Merrimack Valley service area by Tennessee pursuant to a firm transportation contract for up to approximately 15,691 Mcf per day which continues until March 31, 1995 and from year to year thereafter unless terminated upon twelve months prior written notice.

     The Company has another underground gas storage service pursuant to separate storage and transportation contracts with Tennessee. The storage contract provides capacity of approximately 1,053,898 Mcf of natural gas, and the related transportation contract is for up to approximately 7,504 Mcf per day. These contracts continue until November 1, 2000 and from year to year thereafter unless terminated upon twelve months prior written notice.

     To serve the Merrimack Valley service area, the Company owns an LNG facility, located in Tewksbury, Massachusetts, which has liquefaction capacity of approximately 5,000 Mcf of natural gas per day. LNG can also be delivered by truck for injection into this facility which has a total storage capacity of approximately 1,000,000 Mcf. In addition, the facility has the capability of vaporizing and injecting back into the distribution system approximately 60,000 Mcf per day.

     The Company has also contracted for the purchase of LNG that can be available to both the Merrimack Valley and Cape Cod service areas. This contract provides for approximately 150,000 Mcf in the 1993-94 winter season with an expiration date of October 31, 1994. The Company has an option to increase the quantity of natural gas available under this contract by as much as one-third during the winter season. In addition, the Company has a separate contract for the liquefaction of approximately 300,000 Mcf of LNG each year through October 31, 1996.

     The Company also owns facilities for the storage of approximately 158,000 Mcf natural gas equivalent of propane which can be vaporized, mixed with air and injected into the Merrimack Valley service area distribution system at a rate of up to approximately 26,000 Mcf per day. The Company does not normally enter into long-term contracts for the purchase of propane to supply either its Merrimack Valley or Cape Cod service areas, and there are no such contracts currently in effect.


Cape Cod Service Area Sources

     The Cape Cod service area is directly served by the Algonquin Gas Transmission Company ("Algonquin") through various transportation services. The Company has ten firm transportation agreements with Algonquin which total approximately 37,207 Mcf of capacity per day. Each of these ten Algonquin transportation arrangements will be in effect until either October 31, 2012 or October 31, 2013 and will continue year to year thereafter unless terminated upon twelve months prior written notice. Because there are no production supply sources directly connected to Algonquin, these services are supported by multiple transportation and storage services on seven upstream pipelines of several different pipeline companies. The Company has contracted with four suppliers for various levels of firm supply service up to a total of 20,918 Mcf per day during the peak season, and those contracts have been filed with the DPU for its approval. A ruling is expected shortly. See "Regulatory Matters - Federal Regulation" below.

     The Company has six unbundled storage contracts to service the Cape Cod area, three of which are on the Texas Eastern
Transmission Company ("Texas Eastern") system and three on the CNG Transmission Corporation ("CNG") system. Colonial has contracted for underground natural gas storage capacity of approximately 461,396 Mcf with Texas Eastern (related firm transportation out of storage of up to approximately 6,451 Mcf per day) through the 2012-2013 heating season and with CNG for underground natural gas storage capacity of approximately 1,056,129 Mcf
(related firm transportation out of storage of up to approximately 6,442 Mcf per day). Texas Eastern and Algonquin transport the natural gas from these storage fields to the Cape Cod service area under a variety of transportation contracts.

     Also, the Company leases facilities in the Cape Cod service area for the storage (but not the liquefaction) of approximately 180,000 Mcf of LNG and, through May 1994, the Company has contracted with a subsidiary of Algonquin for the annual storage capacity of approximately 42,000 Mcf of LNG in a Providence, Rhode Island facility. In addition, the Company has storage for 27,000 Mcf natural gas equivalent of propane which the Company normally purchases on a short-term basis.

     Lastly, the Company has one bundled supply and transportation arrangement for the purchase and firm delivery of gas. The arrangement provides for the delivery to the Company of up to approximately 10,000 Mcf per day and approximately 3,000,000
Mcf annually of LNG as either liquid or vapor for a one year period ending October 31, 1994. Under this arrangement the primary delivery point is the Cape Cod service area, but the Company can designate the Merrimack Valley service area on a day to day basis as an alternate delivery point.


                       REGULATORY MATTERS
Federal Regulation

     By the fall of 1993, several interstate pipelines serving Colonial had implemented FERC Order 636. Order 636, issued in 1992, required interstate pipeline companies to "unbundle" gas supply, transportation and storage services previously provided under a unified tariffed service. Now, the Company is responsible for procuring gas supplies and storage services to meet its load requirements, with the pipelines providing transportation only service. In general, Colonial pays negotiated rates for gas supplies and FERC-approved tariffed rates for transportation and storage services. On November 9, 1993, the Company filed each of its gas supply purchase contracts to be reviewed by the DPU, which has not previously exercised jurisdiction with respect to the Company's base load supplies. These FERC ordered changes may increase the contracting, supply and regulatory risk for the Company. At the same time, they could also create a more competitive market for gas supply which would permit the Company to achieve savings in its cost of gas. Because the new rules have recently been implemented, the Company cannot now predict their impact, but it does not expect them to have a material direct effect on its results of operations.


State Regulation

     The Company is a public utility subject to the jurisdiction and regulatory authority of the Massachusetts DPU with respect to its rates as well as to the issuance of securities, franchise territory and other related matters. The DPU permits Massachusetts gas companies to utilize a cost of gas adjustment clause which enables them to pass on to their customers, via their monthly gas bill, changes in the cost of gas. Other changes in rates charged to customers are subject to approval by the DPU after formal proceedings.

     The Company periodically receives refunds and charges from its gas transporters related to rate adjustments ordered by the FERC. All of the refunds and charges are returned to or collected from utility customers under methods approved by the DPU.

     During 1990, the DPU ruled that the Company and eight other
Massachusetts gas distribution companies can recover environmental response costs related to former gas manufacturing operations through the CGAC as described under "Environmental
Matters".

     In August 1992, the DPU approved the second phase of the Company's demand side management program. When completed this program is expected to save over $15 million in gas costs that would have been incurred over the lives of the installed conservation measures. In order to achieve these savings, Colonial is investing $8 million over a two-year period in customer conservation measures such as insulation, heating systems controls and water heating conservation devices. As a result, Colonial expects to reduce customer bills by a net $7 million from the levels they would have been at if no conservation occurred. Colonial has been authorized by the DPU to fully recover all costs associated with the program through the CGAC. In addition, the Company is also authorized to recover the margins lost as a result of this program and, if certain milestones are met, to receive an additional financial incentive of up to $400,000. In January 1994, the Company filed a request with the DPU to extend the operation of this program from September 1994 until September 1995. A ruling is expected shortly.

     In October 1992, the Company received authorization from the DPU to extend natural gas service into the Town of Eastham, Massachusetts. Eastham, located at the eastern end of Cape Cod, provides Colonial with new growth opportunities. Colonial believes that there are 5,000 homes and businesses in Eastham that currently utilize other fuels such as oil, electricity and propane which present opportunities for natural gas conversions. The Company has added 104 customers in the town since facilities were constructed in the fourth quarter of 1992.

     In November 1992, the DPU approved Colonial's request for two new rate schedules which are designed to overcome equipment cost disadvantages that existed in the natural gas air conditioning and small scale cogeneration markets. By reducing , if not eliminating, these cost disadvantages, the Company expects to increase sales into these markets and increase the usage of its distribution system during off-peak periods. The Company has used these new rate schedules to make proposals to potentially large customers and expects to continue to pursue this new market opportunity in 1994.

     In April 1993, the Company applied for a $10.75 million or 7.87% increase of its base rates. This was only the second base rate increase requested by Colonial since 1984. Effective November 1, 1993, the Company received DPU approval of a settlement agreement that called for a base rate increase designed to produce additional revenues of $6.7 million or 4.9% annually. In addition to this rate increase, the DPU approved a proposal to expand the eligibility criteria for Colonial's discount rate to be applied to low-income residential heating customers. The table below summarizes the Company's recent rate activity:

Results of the Company's Requests to Increase Base Revenue

                           Requested                  Approved
Date Effective         Amount      Percentage      Amount    Percentage
November 1, 1984   $  4.30 million    3.73%      $2.8 million    2.4%
November 1, 1990   $ 12.80 million    9.86%      $7.9 million    5.6%
November 1, 1993   $ 10.75 million    7.87%      $6.7 million    4.9%

     In response to new marketing opportunities which may result from the FERC Order 636 and the unbundling of interstate pipeline services, Colonial requested in its 1993 rate filing and gained DPU approval to offer a firm transportation service on the Company's distribution system in order to provide customers with an alternative to traditional firm sales service. The DPU order also permits the Company to retain 10% of the revenues generated from releasing the Company's interstate pipeline transportation capacity to third parties above a threshold of $2,500,000 for 1994. In 1993, the Company earned $2,200,000 in capacity release revenue that was credited back to firm customers and had no impact on earnings.

     In October 1993, the DPU approved Colonial's proposal for a rate targeted at the natural gas vehicle market. The approved rates remain in effect over the course of a "market-development" period that extends until January 1, 1997. To assist Colonial in selling additional quantities of natural gas to the natural gas powered vehicle market, the authorized rate is to be indexed $.50 below the retail price of gasoline, provided that it cannot fall below a floor rate equal to Colonial's marginal cost of gas plus 5%. As of December 31, 1993, these rates are approximately equal to $0.70 per gallon equivalent for retail customers.

                           COMPETITION

     Massachusetts law protects gas companies from competition with respect to pipeline distribution of natural gas within its franchise areas by providing that, where a gas company exists in active operation, no other person may lay pipe in the public ways without the approval, after notice and hearing, of the municipal authorities and the DPU. If a municipality desires to enter the gas business, it must take certain procedural steps, including a favorable vote by a majority of the voters in a city election or two-thirds vote at each of two town meetings, and must purchase the property of any gas company operating in the municipality, if the company elects to sell, to the extent, and at such prices, as may be agreed upon or, if no agreement is reached, as the DPU determines.

     Although, under a series of FERC orders issued in the late 1980's, certain larger industrial users may attempt to obtain gas from other sources and by-pass a utility's distribution system, the Company does not believe that these FERC orders will have a material adverse effect on its business, in part because large industrial users are not a significant part of its customer base.

     The Company provides a transportation-only service of gas through its distribution system for commercial and industrial customers either on a firm basis or an interruptible basis. While such transportation may displace direct gas sales by the Company, this service assists qualifying customers in obtaining the lowest possible gas costs while still contributing to the profit margin of the Company. Profit margins from interruptible sales and interruptible transportation result in lower gas costs which are passed through to firm customers by the cost of gas adjustment clause and, therefore, do not directly affect operating margin or net income.

     Fuel oil suppliers, electric utilities and propane suppliers provide competition generally for residential, commercial and industrial customers. Interruptible sales are generally in competition with No. 6 fuel oil which most of the interruptible customers are equipped to use. Lower worldwide oil prices may adversely affect the Company's ability to retain or attract customers. The Company's rates have remained generally competitive with the price of alternative fuels, but the long-term impact of fuel price changes on the Company and its rates cannot be predicted.

     The Company is aware that a steam generating enterprise plans to begin operations in the City of Lowell in the fall of 1994. The enterprise would operate a "trigeneration" facility which would produce (i) electric power for its own operation and for sale to the New England power pool, (ii) gases such as CO2 and argon for sale in industrial applications, and (iii) steam for sale through a pipeline system to government offices, schools and businesses within the City of Lowell. The enterprise is in the process of obtaining the easements and other permits and regulatory approvals necessary for its steam pipeline system and its fuel storage and generating facilities.

     In the event this Lowell steam generating enterprise is successfully able to produce and distribute steam to government and private businesses in Lowell, many of whom are currently customers of the Company, the Company would be faced with an additional energy source competitor for those customers. It cannot currently be determined what impact, if any, such competition would have on the Company's sales to commercial and industrial customers in Lowell.

            ENVIRONMENTAL AND PIPELINE SAFETY MATTERS

     The Company is subject to Federal and state laws and regulations dealing with environmental protection. Compliance with such environmental laws and regulations has resulted in increased costs with respect to the Company's existing operations.

     Working with the Massachusetts Department of Environmental
Protection, the Company is engaged in site assessments and evaluation of remedial options for contamination that has been attributed to the Company's former gas manufacturing site and at various related disposal sites. During 1990, the DPU ruled that Colonial and eight other Massachusetts gas distribution companies can recover environmental response costs related to former gas manufacturing operations over a seven-year period, without carrying costs, through the CGAC. Through December 31, 1993, the Company had incurred $7,750,000 of environmental response costs related to these sites, $1,521,000 for the former gas manufacturing site and $6,229,000 for the related disposal sites. The Company expects to continue incurring costs arising from these environmental matters.

     As of December 31, 1993 the Company has recorded on the balance sheet a long-term liability of $5,300,000 representing estimated future response costs relating to these sites based on the Company's preferred methods of remediation; of this amount $2,200,000 relates to the gas manufacturing site. Based upon the DPU order approving rate recovery of environmental response costs, a regulatory asset of $5,300,000 has been recorded on the balance sheet ("Unrecovered Environmental Costs Accrued"). This amount has decreased from the prior year estimate based upon the completion of certain remedial actions and a lower expectation of future costs due to changes in environmental regulations and a better understanding of on-site exposures. Actual environmental response costs to be incurred depends on various factors, and therefore future costs may differ from the amount currently recorded as a liability.

     As of December 31, 1993, the Company has settled claims relating to this matter with all liability insurers and other known potentially responsible parties ("PRP"), except for one. The Company expects to receive $250,000 in 1994 from that PRP. In accordance with the DPU order referred to above, half the costs incurred in pursuing insurers and other PRP are recovered from the ratepayers through the CGAC and half are initially borne by the Company. Also, per this order, any insurance and other proceeds are applied first to the Company's costs of pursuing recovery from insurers and other PRP, with the remainder divided equally between the ratepayers and shareholders.

     The table below summarizes the environmental response costs incurred and insurance and other proceeds received relating to these environmental response costs:

(In Thousands)       Response Costs        Insurance and Other Proceeds
                    Recovered                  Returned    Recorded as Non-
                    from        Period of      to          Operating Income
Year      Incurred  Customers   Rate Recovery  Customers   Net of Taxes

1988     $  853     $   488       1990-1997         -           -
1989      4,031       2,303       1990-1997         -           -
1990        639         274       1991-1998         -           -
1991        374         107       1992-1999   $   851     $   525
1992        617          88       1993-2000     1,121         673
1993      1,236           -       1994-2001       469         290
Total    $7,750      $3,260                    $2,441      $1,488

                          TRANSGAS INC.

     Transgas primarily provides over-the-road transportation of LNG, propane and other commodities. Transgas acts as a common carrier for approximately 60 commercial and gas utility customers located in the eastern half of the United States. Canadian over-the-road transportation services are also available through CGI Transport Limited, which is a wholly-owned subsidiary of Transgas. Transgas also provides a unique LNG portable pipeline service, which permits gas utilities to provide continuous supply of natural gas to communities while the pipeline supply is temporarily interrupted during scheduled maintenance, upgrading, and recertification, or during emergency interruption.

     Rates charged for Transgas' common carrier transportation service are filed as tariffs under operating authorities issued to Transgas by the Interstate Commerce Commission and regulatory agencies in various states, and to CGI Transport Limited by Canadian provincial authorities. As common carriers, they are also subject to various regulations applicable to motor common carriers, including accounting matters, safety matters, rates charged and various fiscal matters.

     Transgas had revenues of $8.1 million in 1993. Approximately
50% of Transgas' revenue in 1993 was derived from transporting
Algerian LNG from the Distrigas import terminal which is located in Everett, Massachusetts.

     Transgas provides over-the-road transportation services by utilizing a permanent fleet of 37 tractors. Transgas operates 56 trailers which are specifically designed for the transportation of cryogenic liquids. Of those cryogenic transport trailers, 21 are leased on a long-term basis. In addition, Transgas has 25 trailers which are designed for the transportation of propane. Of those propane transport trailers, 4 are leased on a long-term basis. There were also 12 owner-operated tractors utilized for propane hauling during the year. In addition to the equipment described above, Transgas also has 11 trailers which are designed for carrying vaporizers and 2 flat bed trailers.

     Transgas competes with many other motor carriers engaged in the transportation of various gases and other products. Transgas believes, however, that it is the leading over-the-road transporter of LNG due to the size of its fleet of specialized cryogenic transport trailers.

      Transgas closed its unprofitable bulk cement trucking operation during the first half of 1993. The closing of this operation permitted Transgas to reduce overhead expenses. In addition, trucking equipment associated with this operation were sold at prices exceeding net book value.

Item 1A. Executive Officers of the Registrant.

     The following table indicates the present executive officers of the Company, their ages, the dates when their service with the Company began and their respective positions with the Company.


                                                          Affiliated with
   Name and Age          Position with Company             Company Since

Frederic L. Putnam,      Chairman and Chief Executive Officer     1953
Jr. (69)

Charles O. Swanson (62)  President                                1971

Frederic L. Putnam,      Executive Vice President and
III (48)                 General Manager                          1975

John P. Harrington (51)  Vice President - Gas Supply              1966

Nickolas Stavropoulos    Vice President - Finance and
(36)                     Chief Financial Officer                  1979

Victor W. Baur (50)      President - Transgas Inc.                1972

Dennis W. Carroll (47)   Vice President and Treasurer             1990

Charles A. Cook (41)     Vice President and General Counsel       1978


     Mr. Putnam, Jr. has been Chairman of the Board of Directors since 1981 and the Chief Executive Officer since 1977. He has also been a Director since 1973.

     Mr. Swanson has been President since July 1990. He is scheduled to retire on May 1, 1994. He had been Executive Vice
President since November 1986. He has also been a Director since
1986.

     Mr. Putnam, III, the son of F.L. Putnam, Jr., has been Executive Vice President and General Manager since April 1993. He has been elected President effective May 1, 1994. He had been Vice President and General Manager since August 1989. He has also been a Director since November 1991.

     Mr. Harrington has been Vice President - Gas Supply since
August 1989. He had been Vice President - General Manager -
Lowell Division since November 1986. He has also been a Director since February 1993.

     Mr. Stavropoulos has been Vice President - Finance and Chief
Financial Officer since August 1989. He had been Vice President -
Rates and Planning since November 1985. He has also been a Director since February 1993.

     Mr. Baur has been President of Transgas Inc. since July
1990. He had been Executive Vice President - General Manager of
Transgas Inc. since 1984. He also became a Director in August
1993.

     Mr. Carroll has been Vice President and Treasurer since
August 1990. Prior to then he was a partner with Grant Thornton, the Company's independent certified public accountants.

     Mr. Cook has been Vice President and General Counsel since
July 1990. He had been Vice President and Counsel since August
1989.

     These officers hold office until the next annual meeting of the Board of Directors or until their successors are duly elected and qualified.

Item 2. Properties.

     The Company has two principal operations centers and a natural gas liquefaction and storage facility with approximately 1,000,000 Mcf of LNG storage capacity located in Tewksbury, Massachusetts. The Company's gas production and storage facilities, metering and regulation stations and operations centers are generally located on land it owns.

     A 175,000 Mcf LNG storage tank located on land owned by the Company in South Yarmouth, Massachusetts is leased from an unaffiliated company through 1998. The Company also has a lease which expires in 2002 for office facilities in Lowell, Massachusetts.

     The Company's distribution mains of approximately 2,690 miles are located within public highways under franchises or permits from state or municipal authorities, or on land owned by others under easements or licenses from the owners. The Company's first mortgage bonds are collateralized by utility property.

     Management considers that the Company's properties are adequate for the conduct of its business for the reasonably foreseeable future.

Item 3. Legal Proceedings.

     See Item 1, "Business--Environmental and Pipeline Safety
Matters" above, which is incorporated herein.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of the Company's security holders during the quarter ended December 31, 1993.

                             PART II

Item 5. Market for Registrant's Common Stock and Related
Stockholder Matters.

     The information required to be reported hereunder is incorporated by reference to the information reported in the Company's 1993 annual report to stockholders under the caption "Shareholder Information" and under Note D of the "Notes to Consolidated Financial Statements".

Item 6. Selected Financial Data.

     The information required to be reported hereunder is incorporated by reference to the information reported in the Company's 1993 annual report to stockholders under the caption
"Selected Financial Data".

Item 7. Management's Discussion and Analysis of Financial
Condition and Results of Operations.

     The information required to be reported hereunder is incorporated by reference to the information reported in the Company's 1993 annual report to stockholders under the caption
"Management's Discussion and Analysis of Financial Condition and
Results of Operations".

Item 8. Financial Statements and Supplementary Data.

     The information required to be reported hereunder is incorporated by reference to the information reported in the Company's 1993 annual report to stockholders under the following captions: "Consolidated Statements of Income", "Consolidated Balance Sheets", "Consolidated Statements of Cash Flows", "Consolidated Statements of Common Equity", "Notes to Consolidated Financial Statements", "Report of Independent Certified Public Accountants" and "Shareholder Information".

Item 9. Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.

     None.

                            PART III

Item 10. Directors and Executive Officers of the Registrant.

     The information required to be reported hereunder for the Company's Directors is incorporated by reference to the information reported in the Company's Proxy Statement for its 1994 annual meeting of stockholders under the caption "Election of Directors".

     The information required to be reported hereunder for the Executive Officers of the Registrant is incorporated by reference to the information in Item 1A of this Form 10-K under the caption
"Executive Officers of the Registrant".

Item 11. Executive Compensation.

     The information required to be reported hereunder is incorporated by reference to the information reported in the Company's Proxy Statement for its 1994 annual meeting of stockholders under the captions "Executive Compensation" and under the subheading "Directors' Compensation" of the caption "Election of Directors".

Item 12. Security Ownership of Certain Beneficial Owners and
Management.

     The information required to be reported hereunder is incorporated by reference to the information reported in the Company's Proxy Statement for its 1994 annual meeting of stockholders under the caption "Security Ownership of Certain Beneficial Owners and Management".

Item 13. Certain Relationships and Related Transactions.

     The information required to be reported hereunder is incorporated by reference to the information reported in the Company's Proxy Statement for its 1994 annual meeting of stockholders under the caption "Election of Directors".

                             PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on
Form 8-K.

(a) 1. Financial Statements The Consolidated Financial Statements of the Company (including the Report of Independent Certified Public Accountants) required to be reported herein are incorporated by reference to the information reported in the Company's 1993 annual report to stockholders under the following captions:
       "Consolidated Statements of Income", "Consolidated Balance Sheets", "Consolidated Statements of Cash Flows", "Consolidated Statements of Common Equity", "Notes to Consolidated Financial Statements" and "Report of Independent Certified Public Accountants".

      2. Financial Statement Schedules  The following Financial
       Statement Schedules and report thereon are filed as part of this Form 10-K on the pages indicated below:

Schedule
Number          Description

          Report of Independent Certified Public
          Accountants on Schedules

  V Property, Plant and Equipment for the three years ended December 31, 1993

  VI      Accumulated Depreciation, Depletion and
          Amortization of Property, Plant and Equipment for the three years ended December 31, 1993

  VIII Valuation and Qualifying Accounts for the three years ended December 31, 1993

  IX      Short-term Debt for the three years ended
          December 31, 1993

  X Supplementary Income Statement Information for the three years ended December 31, 1993


Schedules other than those listed above are either not required or not applicable, or the required information is shown in the financial statements or notes thereto. Columns omitted from schedules filed have been omitted because the information is not applicable.


      3.    List of Exhibits


Exhibit
Number           Exhibit                        Reference

 3a   Restated Articles of Organization of   Filed herewith as
      Colonial Gas Company, dated April      Exhibit 3a.
      19, 1989, as amended on July 16,
      1992, and supplemented by a
      Certificate of Vote of Directors
      establishing a series of a class of
      stock filed on November 30, 1993.

 3b   By-Laws of Colonial Gas Company, as    Filed herewith as
      amended to date.                       Exhibit 3b.

 4a   Second Amended and Restated First      Incorporated herein
      Mortgage Indenture, dated as of June   by reference.
      1, 1992, filed as Exhibit 4(b) to
      Form 10-Q of the Registrant for the
      quarter ended June 30, 1992.

 4b   First Supplemental Indenture, dated    Incorporated herein
      as of June 15, 1992, filed as          by reference.
      Exhibit 4(c) to Form 10-Q of the
      Registrant for the quarter ended
      June 30, 1992.

 4c   Credit Agreement for Colonial Gas      Incorporated herein
      Company, dated as of June 27, 1990,    by reference.
      filed as Exhibit 10(a) to Form 8-K
      of the Registrant for the quarter
      ended June 30, 1990, as amended on
      December 24, 1991, filed as Exhibit
      4(j) to Form 10-K of the Registrant
      for the year ended December 31,
      1991, as amended on July 27, 1993,
      filed as Exhibit 4(a) to Form 10-Q
      of the Registrant for the quarter
      ended June 30, 1993.

 4d   Credit Agreement for Massachusetts     Incorporated herein
      Fuel Inventory Trust, dated as of      by reference.
      June 27, 1990, filed as Exhibit
      10(b) to Form 8-K of the Registrant
      for the quarter ended June 30, 1990,
      as amended on July 27, 1993, filed
      as Exhibit 4(b) to Form 10-Q of the
      Registrant for the quarter ended
      June 30, 1993.

 4e   Purchase Contract, dated as of June    Incorporated herein
      27, 1990 between Massachusetts Fuel    by reference.
      Inventory Trust acting by and
      through its Trustee, Shawmut Bank,
      N.A. and Colonial Gas Company, filed
      as Exhibit 10(e) to Form 8-K of the
      Registrant for quarter ended June
      30, 1990.

 4f   Security Agreement and Assignment of   Incorporated herein
      Contracts, dated as of June 27, 1990   by reference.
      made by Massachusetts Fuel Inventory
      Trust in favor of The First National
      Bank of Boston as Agent, for the
      Ratable Benefit of the Secured
      Parties Named Herein, filed as
      Exhibit 10(c) to Form 8-K of the
      Registrant for the quarter ended
      June 30, 1990.

 4g   Trust Agreement, dated as of June      Incorporated herein
      22, 1990 between Colonial Gas          by reference.
      Company (as Trustor) and Shawmut
      Bank, N.A. (as Trustee), filed as
      Exhibit 10(d) to Form 8-K of the
      Registrant for quarter ended June
      30, 1990.

 10a  Storage Service Transportation         Incorporated herein
      Contract with Tennessee Gas Pipeline   by reference.
      Company, a Division of Tenneco Inc.,
      dated January 1, 1983, filed as
      Exhibit 10(b) to the Registrant's
      Registration Statement on Form S-2.
      Commission File No. 2-93118.

 10b  Service Agreement with Algonquin Gas   Incorporated herein
      Transmission Company, dated December   by reference.
      11, 1972, filed as Exhibit 13(n) to
      Colonial Gas Energy System's
      Registration Statement on Form S-1.
      Commission File No. 2-54673.

 10c  Storage Service Agreement with Penn-   Incorporated herein
      York Energy Corporation, dated as of   by reference.
      December 21, 1984, filed as Exhibit
      10(r) to the Registrant's Annual
      Report on Form 10-K for the fiscal
      year ended December 31, 1984.

 10d  Agreement for Sale of Gas between      Incorporated herein
      Bay State Gas Company and Colonial     by reference.
      Gas Company, dated December 11,
      1987, filed as Exhibit 10(m) to the
      Registrant's Annual Report on Form
      10-K for the fiscal year ended
      December 31, 1987.

 10e  Agreement for Liquefaction of Gas      Incorporated herein
      with Bay State Gas Company, dated      by reference.
      March 14, 1988, filed as Exhibit
      10(p) to the Registrant's Annual
      Report on Form 10-K for the fiscal
      year ended December 31, 1989.

 10f  Service Agreement with Distrigas of    Incorporated herein
      Massachusetts Corporation, as          by reference.
      related to firm vapor service, dated
      September 30, 1989, filed as Exhibit
      10(q) to the Registrant's Annual
      Report on Form 10-K for the fiscal
      year ended December 31, 1989.

 10g  Letter Agreement with Distrigas of     Incorporated herein
      Massachusetts Corporation, related     by reference.
      to firm vapor service agreement,
      dated December 8, 1989, filed as
      Exhibit 10(r) to the Registrant's
      Annual Report on Form 10-K for the
      fiscal year ended December 31, 1989.

 10h  Service Agreement with Distrigas of    Incorporated herein
      Massachusetts Corporation, related     by reference.
      to firm vapor service, dated October
      31, 1990, filed as Exhibit 10(s) to
      the Registrant's Annual Report on
      Form 10-K for the fiscal year ended
      December 31, 1990.

 10i  Gas Transportation Contract for Firm   Incorporated herein
      Reserved Service with Iroquois,        by reference.
      dated February 7, 1991, filed as
      Exhibit 10(v) to the Registrant's
      Annual Report on Form 10-K for the
      fiscal year ended December 31, 1990.

 10j  Gas Sales Agreement No. 1 with ANE,    Incorporated herein
      dated February 7, 1991, filed as       by reference.
      Exhibit 10(y) to the Registrant's
      Annual Report on Form 10-K for the
      fiscal year ended December 31, 1990.

 10k  Gas Sales Agreement between Sonat      Incorporated herein
      Exploration Company and Sonat          by reference.
      Marketing Company and Colonial Gas
      Company, dated October 1, 1990,
      filed as Exhibit 10(cc) to the
      Registrant's Annual Report on Form
      10-K for the fiscal year ended
      December 31, 1990.

 10l  Firm Natural Gas Transportation        Incorporated herein
      Agreement between Tennessee Gas        by reference.
      Pipeline Company and Colonial Gas
      Company (under Rate Schedule NET-
      NE), dated February 7, 1991, filed
      as Exhibit 10(ff) to the
      Registrant's Annual Report on Form
      10-K for the fiscal year ended
      December 31, 1991.

 10m  Amended and Restated Gas Sales         Incorporated herein
      Agreement between Sonat Marketing      by reference.
      Company and Colonial Gas Company,
      dated July 16, 1991, filed as
      Exhibit 10(jj) to the Registrant's
      Annual Report on Form 10-K for the
      fiscal year ended December 31, 1991.

 10n  Letter Agreement with Distrigas of     Incorporated herein
      Massachusetts Corporation, related     by reference.
      to firm vapor service agreement,
      dated November 16, 1992, filed as
      Exhibit 10(dd) to the Registrant's
      Annual Report on Form 10-K for the
      fiscal year ended December 31, 1992.

 10o  Gas Transportation Contract for Firm   Incorporated herein
      Reserved Service between Iroquois      by reference.
      Gas Transmission System, L.P. and
      Colonial Gas Company, dated November
      25, 1991, filed as Exhibit 10(gg) to
      the Registrant's Annual Report on
      Form 10-K for the fiscal year ended
      December 31, 1992.

 10p  Service Agreement between Algonquin    Filed herewith as
      Gas Transmission Company and           Exhibit 10p.
      Colonial Gas Company (under Rate
      Schedule AFT-E), dated June 1, 1993.

 10q  Service Agreement between Algonquin    Filed herewith as
      Gas Transmission Company and           Exhibit 10q.
      Colonial Gas Company (under Rate
      Schedule AFT-1), dated June 1, 1993.

 10r  Service Agreement between Algonquin    Filed herewith as
      Gas Transmission Company and           Exhibit 10r.
      Colonial Gas Company (under Rate
      Schedule AFT-1), dated June 1, 1993.

 10s  Service Agreement between Algonquin    Filed herewith as
      Gas Transmission Company and           Exhibit 10s.
      Colonial Gas Company (under Rate
      Schedule AFT-1), dated June 1, 1993.

 10t  Service Agreement between Algonquin    Filed herewith as
      Gas Transmission Company and           Exhibit 10t.
      Colonial Gas Company (under Rate
      Schedule AFT-E), dated June 1, 1993.

 10u  Service Agreement between Algonquin    Filed herewith as
      Gas Transmission Company and           Exhibit 10u.
      Colonial Gas Company (under Rate
      Schedule AFT-1), dated June 1, 1993.

 10v  Service Agreement between Algonquin    Filed herewith as
      Gas Transmission Company and           Exhibit 10v.
      Colonial Gas Company (under Rate
      Schedule AFT-1), dated June 1, 1993.

 10w  Service Agreement between Texas        Filed herewith as
      Eastern Transmission Corporation and   Exhibit 10w.
      Colonial Gas Company (under Rate Schedule
      CDS), dated June 1, 1993.

 10x  Service Agreement between Texas        Filed herewith as
      Eastern Transmission Corporation and   Exhibit 10x.
      Colonial Gas Company (under Rate
      Schedule FT-1), dated June 1, 1993.

 10y  Service Agreement between Texas        Filed herewith as
      Eastern Transmission Corporation and   Exhibit 10y.
      Colonial Gas Company (under Rate
      Schedule FTS-8), dated June 1, 1993.

 10z  Service Agreement between Texas        Filed herewith as
      Eastern Transmission Corporation and   Exhibit 10z.
      Colonial Gas Company (under Rate
      Schedule FTS-7), dated June 1, 1993.

10aa  Service Agreement between Texas        Filed herewith as
      Eastern Transmission Corporation and   Exhibit 10aa.
      Colonial Gas Company (under Rate
      Schedule FT-1), dated June 1, 1993.

10bb  Service Agreement between Texas        Filed herewith as
      Eastern Transmission Corporation and   Exhibit 10bb.
      Colonial Gas Company (under Rate
      Schedule SS-1), dated June 1, 1993.

10cc  Service Agreement between Texas        Filed herewith as
      Eastern Transmission Corporation and   Exhibit 10cc.
      Colonial Gas Company (under Rate
      Schedule SS-1), dated June 1, 1993.

10dd  Service Agreement between Texas        Filed herewith as
      Eastern Transmission Corporation and   Exhibit 10dd.
      Colonial Gas Company (under Rate
      Schedule SS-1), dated June 1, 1993.

10ee  Service Agreement between              Filed herewith as
      Transcontinental Gas Pipe Line         Exhibit 10ee.
      Corporation and Colonial Gas Company
      (under Rate Schedule FT), dated June
      1, 1993.

10ff  Service Agreement between Texas        Filed herewith as
      Eastern Transmission Corporation and   Exhibit 10ff.
      Colonial Gas Company (under Rate
      Schedule FT-1), dated June 1, 1993.

10gg  Firm Gas Transportation Agreement      Filed herewith as
      between Koch Gateway Pipeline Company  Exhibit 10gg.
      and Colonial Gas Company, dated
      December 1, 1993.

10hh  Service Agreement between Texas        Filed herewith as
      Eastern Transmission Corporation and   Exhibit 10hh.
      Colonial Gas Company (under Rate
      Schedule FT-1), dated June 1, 1993.

10ii  Service Agreement between Texas        Filed herewith as
      Eastern Transmission Corporation and   Exhibit 10ii.
      Colonial Gas Company (under Rate
      Schedule FT-1), dated June 1, 1993.

10jj  Service Agreement between Algonquin    Filed herewith as
      Gas Transmission Company and           Exhibit 10jj.
      Colonial Gas Company (under Rate
      Schedule PSS-T), dated August 1,
      1993.

10kk  Service Agreement between Algonquin    Filed herewith as
      Gas Transmission Company and           Exhibit 10kk.
      Colonial Gas Company (under Rate
      Schedule AFT-2), dated August 1,
      1993.

10ll  Service Agreement between Algonquin    Filed herewith as
      Gas Transmission Company and           Exhibit 10ll.
      Colonial Gas Company (under Rate
      Schedule AFT-1), dated August 1,
      1993.

10mm  Gas Storage Contract between           Filed herewith as
      Tennessee Gas Pipeline Company and     Exhibit 10mm.
      Colonial Gas Company (under Rate
      Schedule FS), dated September 1,
      1993.

10nn  Gas Transportation Agreement between   Filed herewith as
      Tennessee Gas Pipeline Company and     Exhibit 10nn.
      Colonial Gas Company (under Rate
      Schedule FT-A), dated September 1,
      1993.

10oo  Gas Transportation Agreement between   Filed herewith as
      Tennessee Gas Pipeline Company and     Exhibit 10oo.
      Colonial Gas Company (under Rate
      Schedule FT-A), dated September 1,
      1993.

10pp  Gas Transportation Agreement between   Filed herewith as
      Tennessee Gas Pipeline Company and     Exhibit 10pp.
      Colonial Gas Company (under Rate
      Schedule FT-A), dated September 1,
      1993.

10qq  Service Agreement between Algonquin    Filed herewith as
      Gas Transmission Company and           Exhibit 10qq.
      Colonial Gas Company (under Rate
      Schedule FST-LG), dated October 1,
      1993.

10rr  Service Agreement between CNG          Filed herewith as
      Transmission Corporation and           Exhibit 10rr.
      Colonial Gas Company (under Rate
      Schedule FTNN), dated October 1,
      1993.

10ss  Service Agreement between CNG          Filed herewith as
      Transmission Corporation and           Exhibit 10ss.
      Colonial Gas Company (under Rate
      Schedule GSS), dated October 1,
      1993.

10tt  Service Agreements between CNG         Filed herewith as
      Transmission Corporation and           Exhibit 10tt.
      Colonial Gas Company (under Rate
      Schedule GSS-II), dated September
      30, 1993.

10uu  Service Agreement between Texas        Filed herewith as
      Eastern Transmission Corporation and   Exhibit 10uu.
      Colonial Gas Company (under Rate
      Schedule FT-1), dated October 1,
      1993.

10vv  Gas Transportation Agreement between   Filed herewith as
      Tennessee Gas Pipeline Company and     Exhibit 10vv.
      Colonial Gas Company (under Rate
      Schedule FT-A), dated September 1,
      1993.

10ww  Service Agreement between National     Filed herewith as
      Fuel Gas Supply Corporation and        Exhibit 10ww.
      Colonial Gas Company (under Rate
      Schedule EFT), dated October 28,
      1993.

10xx  Gas Transportation Agreement between   Filed herewith as
      Tennessee Gas Pipeline Company and     Exhibit 10xx.
      Colonial Gas Company (under Rate
      Schedule FT-A), dated September 1,
      1993.

10yy  Service Agreement between Algonquin    Filed herewith as
      Gas Transmission Company and           Exhibit 10yy.
      Colonial Gas Company (under Rate
      Schedule AIT-1), dated September 15,
      1993.

10zz  Gas Transportation Agreement between   Filed herewith as
      Tennessee Gas Pipeline Company and     Exhibit 10zz.
      Colonial Gas Company (under Rate
      Schedule FT-A), dated October 1,
      1993.

10aaa Lease Agreement, dated as of May 1,    Incorporated herein
      1982, with Olde Market House           by reference.
      Associates of Lowell, filed as
      Exhibit 10(y) to the Registrant's
      Annual Report on Form 10-K for the
      fiscal year ended December 31, 1982.

10bbb Lease of Equipment from The National   Incorporated herein
      Shawmut Bank of Boston (now Shawmut,   by reference.
      Bank N.A.) as Trustee, as Lessor
      dated as of May 1, 1973, filed as
      Exhibit 13(c) to Colonial Gas Energy
      System's Registration Statement on
      Form S-1.  Commission File No. 2-
      54673.

10ccc Form Employment Agreement for          Incorporated herein
      corporate officers, filed as Exhibit   by reference.
      10(kk) to the Registrant's Annual
      Report on Form 10-K for the fiscal
      year ended December 31, 1992.

10ddd Supplemental Retirement Plan           Incorporated herein
      Agreement between Colonial Gas         by reference.
      Company and F. L. Putnam, Jr., dated
      December 29, 1981, filed as Exhibit
      10(ll) to the Registrant's Annual
      Report on Form 10-K for the fiscal
      year ended December 31, 1992.

10eee Supplemental Retirement Plan           Incorporated herein
      Agreement between Colonial Gas         by reference.
      Company and C. O. Swanson, dated
      December 29, 1981, filed as Exhibit
      10(mm) to the Registrant's Annual
      Report on Form 10-K for the fiscal
      year ended December 31, 1992.

 13a  Those portions of the 1993 Annual      Filed herewith as
      Report to Stockholders which have      Exhibit 13a.
      been incorporated by reference in
      Part II Items 5 - 8 and Part IV Item
      14 part a 1.

 22a  Subsidiaries of the Registrant.        Filed herewith as
                                             Exhibit 22a.

 24a  Consent of Independent Certified       Filed herewith as
      Public Accountants.                    Exhibit 24a.
____________________

EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

  Exhibits 10bbb, 10ccc and 10ddd above are management contracts or compensatory plans or arrangements in which the executive officers of the Company participate.

b)Reports on Form 8-K.

  There were no reports on Form 8-K for the quarter ended
December 31, 1993.


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON
                            SCHEDULES




To the Shareholders of
Colonial Gas Company


In connection with our audit of the consolidated financial statements of Colonial Gas Company and subsidiaries referred to in our report dated January 18, 1994, which is included in the 1993 Annual Report to Stockholders and incorporated by reference in Part II of this Form 10-K, we have also audited the schedules listed at Part IV, Item 14(a)2. In our opinion, these schedules present fairly, in all material respects, the information required to be set forth therein.



                                   GRANT THORNTON

Boston, Massachusetts
January 18, 1994

[END OF REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON
 SCHEDULES]
                                                               SCHEDULE V

                         COLONIAL GAS COMPANY AND SUBSIDIARIES
                            PROPERTY, PLANT AND EQUIPMENT
                             Year ended December 31, 1993
                                    (In Thousands)

COLUMN A             COLUMN B  COLUMN C   COLUMN D   COLUMN E      COLUMN F

                                                     OTHER
                                                     CHANGES-      BALANCE
                    BALANCE AT                       ADD           AT
CLASSIFI-           BEGINNING  ADDITIONS   RETIRE-   (DEDUCT)-     END OF
CATION              OF PERIOD  AT COST     MENTS     DESCRIBE      PERIOD

Utility Property
                                                      $    71 (b)
 Land, rights of
 way and
 structures        $ 12,269    $     -    $    131        345 (a) $ 12,554
   						        1,233 (a)
 Gas production
 equipment           10,403          -         151	  287 (b)   11,772
                                                       19,464 (a)
 Transmission and
 distribution       196,256          -         747       (358)(b)  214,615
 Utilization
 equipment            5,674          -         284        954 (a)    6,344
 General equipment    6,188          -         462      2,226 (a)    7,952
 Intangible plant       372        418           -          -          790
 Construction work
 in progress          5,353     25,412           -    (24,222)(a)    6,543
   Total Utility
   Property        $236,515    $25,830     $ 1,775    $     -     $260,570

Non-Utility Property
 Land and
 buildings         $  1,348    $    12     $    25    $     -     $  1,335
 Services               640          -           -          -          640
 General equipment    8,742        359       2,156          -        6,945
   Total Non-
   Utility
   Property        $ 10,730    $   371     $ 2,181    $     -     $  8,920

Assets Under
Capital Leases     $  8,329    $   494     $ 1,348    $     -     $  7,475

_____________________________
  See Note A of Notes to Consolidated Financial Statements.
(a)  Transfers to plant in service from construction work in progress.
(b)  Intercompany transfer or reclassification of fixed assets.

   [END OF COLONIAL GAS COMPANY AND SUBSIDIARIES PROPERTY, PLANT AND
              EQUIPMENT YEAR ENDED DECEMBER 31, 1993]


                                                               SCHEDULE V

                         COLONIAL GAS COMPANY AND SUBSIDIARIES
                            PROPERTY, PLANT AND EQUIPMENT
                             Year ended December 31, 1992
                                    (In Thousands)

COLUMN A             COLUMN B  COLUMN C   COLUMN D   COLUMN E      COLUMN F

                                                     OTHER
                                                     CHANGES-      BALANCE
                    BALANCE AT                       ADD           AT
CLASSIFI-           BEGINNING  ADDITIONS   RETIRE-   (DEDUCT)-     END OF
CATION              OF PERIOD  AT COST     MENTS     DESCRIBE      PERIOD

Utility Property

 Land, rights of
 way and
 structures        $ 11,977    $     -    $      8    $   300 (a) $ 12,269
 Gas production
 equipment           10,549          -         180	   34 (a)   10,403
 Transmission and
 distribution       177,916          -         528     18,868 (a)  196,256
 Utilization
 equipment            4,376          -         221      1,519 (a)    5,674
 General equipment    3,065          -          83      3,206 (a)    6,188
 Intangible plant       433        372           -       (433)(a)      372
 Construction work
 in progress                                               (5)(b)
                      2,547     26,300           -    (23,489)(a)    5,353
   Total Utility
   Property        $210,863    $26,672     $ 1,020    $     -     $236,515

Non-Utility Property
 Land and
 buildings         $  1,343    $     -     $     -    $     5 (b) $  1,348
 Services               640          -           -          -          640
 General equipment    8,626        154          38          -        8,742
   Total Non-
   Utility
   Property        $ 10,609    $   154     $    38    $     5     $ 10,730

Assets Under
Capital Leases     $  7,963    $   628     $   262    $     -     $  8,329

_____________________________
  See Note A of Notes to Consolidated Financial Statements.
(a)  Transfers to plant in service from construction work in progress.
(b)  Intercompany transfer or reclassification of fixed assets.

   [END OF COLONIAL GAS COMPANY AND SUBSIDIARIES PROPERTY, PLANT AND
              EQUIPMENT YEAR ENDED DECEMBER 31, 1992]


                                                               SCHEDULE V

                         COLONIAL GAS COMPANY AND SUBSIDIARIES
                            PROPERTY, PLANT AND EQUIPMENT
                             Year ended December 31, 1991
                                    (In Thousands)

COLUMN A             COLUMN B  COLUMN C   COLUMN D   COLUMN E      COLUMN F

                                                     OTHER
                                                     CHANGES-      BALANCE
                    BALANCE AT                       ADD           AT
CLASSIFI-           BEGINNING  ADDITIONS   RETIRE-   (DEDUCT)-     END OF
CATION              OF PERIOD  AT COST     MENTS     DESCRIBE      PERIOD

Utility Property

 Land, rights of
 way and                                              $   (47)(b)
 structures        $ 11,976    $     -    $     46         94 (a) $ 11,977
 Gas production
 equipment           10,642          -         173	   80 (a)   10,549
 Transmission and
 distribution       164,013          -         534     14,437 (a)  177,916
 Utilization
 equipment            2,799          -         163      1,740 (a)    4,376
 General equipment    2,765          -          24        324 (a)    3,065
 Intangible plant         -        433           -          -          433
 Construction work
 in progress          3,108     16,114           -    (16,675)(a)    2,547
   Total Utility
   Property        $195,303    $16,547     $   940    $   (47)     $210,863

Non-Utility Property
 Land and
 buildings         $  1,346    $    14     $    64    $    47 (b) $  1,343
 Services               640          -           -          -          640
 General equipment    8,318        563         255          -        8,626
   Total Non-
   Utility
   Property        $ 10,304    $   577     $   319    $    47     $ 10,609

Assets Under
Capital Leases     $  8,646    $   273     $   956    $     -     $  7,963

_____________________________
  See Note A of Notes to Consolidated Financial Statements.
(a)  Transfers to plant in service from construction work in progress.
(b)  Intercompany transfer or reclassification of fixed assets.

   [END OF COLONIAL GAS COMPANY AND SUBSIDIARIES PROPERTY, PLANT AND
              EQUIPMENT YEAR ENDED DECEMBER 31, 1991]


                                                               SCHEDULE VI

                         COLONIAL GAS COMPANY AND SUBSIDIARIES
              ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                        OF PROPERTY, PLANT AND EQUIPMENT
                   For the Three Years Ended December 31, 1993
                                 (In Thousands)


COLUMN A               COLUMN B   COLUMN C   COLUMN D   COLUMN E   COLUMN F

                                  ADDITIONS             OTHER
                       BALANCE    CHARGED               CHANGES -
                       AT         TO COSTS              ADD        BALANCE
		       BEGINNING  AND	     RETIRE-    (DEDUCT)-  AT END
DESCRIPTION            OF PERIOD  EXPENSES   MENTS      DESCRIBE   OF PERIOD

                       Year Ended December 31, 1993
Accumulated
depreciation of
utility property
 (separate reserves
  not maintained)     $52,700      $6,939     $1,882    $  100 (1)  $57,857

Accumulated
depreciation of non-
utility property      $ 6,691      $  670     $1,615    $  (61)(3)  $ 5,685

Amortization on                                         $   61 (3)
capital leases        $ 3,963      $    -     $    -    $ (463)     $ 3,561


                       Year Ended December 31, 1992
Accumulated
depreciation of
utility property
 (separate reserves
  not maintained)     $48,127      $6,023     $1,464    $   14 (1)  $52,700

Accumulated
depreciation of non-
utility property      $ 5,842      $  941     $    8    $  (84)(3)  $ 6,691


Amortization on                                         $   84 (3)
capital leases        $ 3,406      $    -     $    -    $  473      $ 3,963


                       Year Ended December 31, 1991
Accumulated
depreciation of
utility property
 (separate reserves
  not maintained)     $43,823      $5,488     $1,276    $   92 (1)  $48,127

Accumulated
depreciation of non-                                    $ (265)(2)
utility property      $ 5,228      $  957     $    -    $  (78)(3)  $ 5,842

Amortization on                                         $   78 (3)
capital leases        $ 3,684      $    -     $    -    $ (356)     $ 3,406

_______________________________________________
(1)  Depreciation charged on clearing accounts.
(2)  Sold to third party.
(3)  Capitalized tractor lease.

   [END OF COLONIAL GAS COMPANY AND SUBSIDIARIES ACCUMULATED DEPRECIATION,
        DEPLETION AND AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
                 FOR THE THREE YEARS ENDED DECEMBER 31, 1993]

                                                              SCHEDULE VIII

                      COLONIAL GAS COMPANY AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                   For the Three Years Ended December 31, 1993
                                 (In Thousands)


COLUMN A                 COLUMN B     COLUMN C     COLUMN D      COLUMN E

                                      ADDITIONS
                         BALANCE      CHARGED                    BALANCE
                         AT           TO COSTS                   AT
                         BEGINNING    AND          DEDUC-        END OF
DESCRIPTION              OF PERIOD    EXPENSES     TIONS         PERIOD


                   For the Year Ended December 31, 1993

Reserve for
uncollectible
accounts 	         $1,187       $2,101       $1,606 (1)    $1,682

Reserve for
insurance claims         $  548       $  616       $  566        $  598


                   For the Year Ended December 31, 1992

Reserve for
uncollectible
accounts 	         $  778       $1,696       $1,287 (1)    $1,187

Reserve for
insurance claims         $    -       $  622       $   74        $  548


                   For the Year Ended December 31, 1991

Reserve for
uncollectible
accounts 	         $  856       $1,516       $1,594 (1)    $  778

Reserve for
insurance claims         $   50       $    -       $   50        $    -
_____________________________
(1)  Accounts charged off, net of collections.

       [END OF COLONIAL GAS COMPANY AND SUBSIDIARIES VALUATION AND QUALIFYING ACCOUNTS FOR THE THREE YEARS ENDED DECEMBER 31, 1993]

                                                            SCHEDULE IX

                      COLONIAL GAS COMPANY AND SUBSIDIARIES
                                 SHORT-TERM DEBT
                   For the Three Years Ended December 31, 1993
                        (In Thousands Except Percentages)


COLUMN A      COLUMN B  COLUMN C    COLUMN D    COLUMN E    COLUMN F
                        WEIGHTED                            WEIGHTED
                        AVERAGE     MAXIMUM     AVERAGE     AVERAGE
CATEGORY OF             INTEREST    AMOUNT      AMOUNT      INTEREST
AGGREGATE    BALANCE    RATE        OUTSTANDING OUTSTANDING RATE
SHORT-TERM   AT END     AT END      DURING THE  DURING THE  DURING THE
DEBT         OF PERIOD  OF PERIOD   PERIOD      PERIOD (1)  PERIOD (2)


                    Year Ended December 31, 1993

Bank Loans    $32,600   3.64%       $32,600     $14,546     3.71%
Gas
Inventory
 Purchase     $15,233   3.47%       $15,233     $10,982     3.55%
 Obligations

                    Year Ended December 31, 1992

Bank Loans    $24,500   3.76%       $42,600     $20,314     4.62%
Gas
Inventory
 Purchase     $14,741   3.81%       $11,768     $10,676     4.05%
 Obligations

                    Year Ended December 31, 1991

Bank Loans    $28,000   5.06%       $28,000     $  9,251    6.42%
Gas
Inventory
 Purchase     $11,726   5.12%       $11,864     $  9,601    6.54%
 Obligations

_____________________________
  See Note F of Notes to Consolidated Financial Statements.
(1) Amounts calculated by weighting the average of amount of short-term debt outstanding each day during the year.
(2) Rates calculated by dividing actual interest expense by average outstanding balance of short-term debt.

      [END OF COLONIAL GAS COMPANY AND SUBSIDIARIES SHORT-TERM DEBT
             FOR THE THREE YEARS ENDED DECEMBER 31, 1993]

                                                            SCHEDULE X

                      COLONIAL GAS COMPANY AND SUBSIDIARIES
                   SUPPLEMENTARY INCOME STATEMENT INFORMATION


                                                 CHARGED TO
                                             COSTS AND EXPENSES
                                           YEAR ENDED DECEMBER 31,
                                           1993      1992     1991
Maintenance and repairs included in:
   Operating Expenses - Maintenance       $5,631    $5,477   $5,124
   Other Income                              444       593      550

     Total                                $6,075    $6,070   $5,674


Depreciation, depletion and amortization
of property, plant equipment
included in:
   Operating Expenses - Depreciation      $6,831    $5,895   $5,488
   Operating Expenses - Operations           240       175      126
   Other Income                              632       906      910

     Total                                $7,703    $6,976   $6,524


Taxes, other than payroll and income
  Local property taxes included in:
   Operating Expenses - Local property
   taxes                                  $2,496    $2,059   $1,683
   Other Income                               42        36       31
                                           2,538     2,095    1,714
  Other taxes included in:
   Operating Expenses - Other Taxes          130       131      103
   Other Income                              186       299      347
                                             316       430      450

     Total                                $2,854    $2,525   $2,164


 Depreciation and amortization of intangible assets, pre-operating costs and similar deferrals, royalties and advertising costs are not shown since the amounts are either less than 1% of operating revenues or none.

              [END OF COLONIAL GAS COMPANY AND SUBSIDIARIES
               SUPPLEMENTARY INCOME STATEMENT INFORMATION]



                              SIGNATURES

  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                          COLONIAL GAS COMPANY                   Date
                          By                                March  18 , 1994
                          F.L. Putnam, Jr., Chairman
                          of the Board of Directors

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                 Title                            Date

F.L. Putnam, Jr.          Chief Executive Officer,          March  18 , 1994
                          Director

Nickolas Stavropoulos     Vice President - Finance and      March  18 , 1994
                          Chief Financial Officer, Director
                          (Principal Financial Officer)

D.W. Carroll              Vice President and Treasurer      March  18 , 1994
                          (Principal Accounting Officer)

V.W. Baur                 Director                          March  18 , 1994

A.C. Dudley               Director                          March  18 , 1994

J.P. Harrington           Director                          March  18 , 1994

H.C. Homeyer              Director                          March  18 , 1994

R.L. Hull                 Director                          March  18 , 1994

K.R. Lydecker             Director                          March  18 , 1994

F.L. Putnam, III          Director                          March  18 , 1994

J.F. Reilly, Jr.          Director                          March  18 , 1994

A.B. Sides, Jr.           Director                          March  18 , 1994

M.M. Stapleton            Director                          March  18 , 1994

C.O. Swanson              Director                          March  18 , 1994

G.E. Wik                  Director                          March  18 , 1994