Form 10-K/A
period 1993-12-31
COLONIAL GAS CO
filed 1994-04-28
CIK 60653

[COVER PAGE TO FORM 10-K/A]

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549




                             FORM 10-K/A



                     AMENDMENT TO 10-K REPORT
          Filed Pursuant to Section 13 or 15 (d) of
               THE SECURITIES EXCHANGE ACT OF 1934



                      COLONIAL GAS COMPANY
     (Exact name of registrant as specified in its charter)


                         AMENDMENT NO. 1


  The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual
Report for the fiscal year ended December 31, 1993 on Form 10-K as set forth in the pages attached hereto:

  Cover Page   -   (which now lists "Junior Participating
                    Preferred Stock Purchase Rights" as "Securities Registered Pursuant to Section 12(g) of the Act" in addition to "Common Stock, $3.33 par value")
  Exhibit 24b  -   Consent of Independent Certified Public
                     Accountants
  Exhibit 28a  -   Form 11-K for Colonial Gas Company Savings Plan
  Exhibit 28b  -   Form 11-K for Cape Cod Division of Colonial Gas
                     Company Savings Plan for Local 13507 United
                     Steelworkers of America AFL-CIO-CLC
  Exhibit 28c  -   Form 11-K for Lowell Division of Colonial Gas
                    Company Savings Plan for Local 12008 United
                    Steelworkers of America AFL-CIO-CLC



                                   COLONIAL GAS COMPANY
                                        (Registrant)


Date: April 28, 1994
                              By: Nickolas Stavropoulos
                                  Vice President and Chief
                                  Financial Officer

              [END OF COVER PAGE TO FORM 10-K/A]

		[AMENDED COVER PAGE TO FORM 10-K]

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

	Junior Participating Preferred Stock Purchase Rights
			      (Title of Class)

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

            [END OF AMENDED COVER PAGE TO FORM 10-K]