Form 10-Q
period 1994-03-31
COLONIAL GAS CO
filed 1994-05-10
CIK 60653

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                          FORM 10-Q


 X    Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

       For the quarterly period ended March 31, 1994

                             OR

     Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the transition period from               to

       COMMISSION FILE NUMBER  0-10007


                    COLONIAL GAS COMPANY
   (Exact name of registrant as specified in its charter)

              Massachusetts                 04-1558100
         (State or other jurisdiction of    (I.R.S. Employer
         incorporation or organization)    Identification Number)


       40 Market Street, Lowell, Massachusetts      01852
       (Address of principal executive offices)   (Zip Code)


Registrant's telephone number, including area code: (508)458-3171


Former name, former address and former fiscal year, if changed since last report: Not applicable

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes  X     No


     The number of shares of the registrant's common stock, $3.33 par value, outstanding as of May 1, 1994 was 8,082,279.


                    COLONIAL GAS COMPANY

                            INDEX




PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

  Consolidated Condensed Statements of Income -
      Three Months Ended March 31, 1994 and 1993
      Twelve Months Ended March 31, 1994 and 1993

  Consolidated Condensed Balance Sheets -
      March 31, 1994, December 31, 1993 and
      March 31, 1993

  Consolidated Condensed Statements of Cash Flows -
      Three Months Ended March 31, 1994 and 1993
      Twelve Months Ended March 31, 1994 and 1993

  Notes to Consolidated Condensed Financial Statements

Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition


PART II - OTHER INFORMATION

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K


               PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

            COLONIAL GAS COMPANY AND SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                         (UNAUDITED)
                                         Three Months Ended
                                             March 31,
                                           1994   1993
                                         (In Thousands Except
                                          Per Share Amounts)

Operating Revenues                      $86,083 $78,126
  Cost of gas sold                       46,209  43,011
      Operating Margin                   39,874  35,115

Operating Expenses:
  Operations                              9,865   8,943
  Maintenance                             1,594   1,330
  Depreciation                            2,283   1,652
  Taxes, other than income                1,091   1,103
      Total Operating Expenses           14,833  13,028

Income Taxes                              9,284   7,822

Utility Operating Income                 15,757  14,265

Other Operating Income (Expense):
  Truck transportation revenues           3,849   1,466
  Truck transportation expenses,
      including income taxes and
        interest                         (3,190) (1,770)
      Truck transportation net income       659    (304)
  Other, net of income taxes                (46)    (29)
Total Other Operating Income (Expense)      613    (333)

Non-Operating Income, Net                    22      35

Income Before Interest and Debt Expense  16,392  13,967

Interest and Debt Expense                 1,993   1,933

Net Income                              $14,399 $12,034

Average Common Shares Outstanding         8,048   7,863

Income per Average Common Share           $1.79   $1.53

Dividends Paid per Common Share        $   .310  $ .305

 (See accompanying notes to consolidated condensed financial statements)


           COLONIAL GAS COMPANY AND SUBSIDIAIRIES
         CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                         (UNAUDITED)

                                         Twelve Months Ended
                                             March 31,
                                           1994       1993
                                         (In Thousands Except
                                          Per Share Amounts)

Operating Revenues                     $174,218  $159,096
  Cost of gas sold                       94,113    87,518
      Operating Margin                   80,105    71,578

Operating Expenses:
  Operations                             33,668    32,517
  Maintenance                             5,895     5,522
  Depreciation                            7,462     6,092
  Taxes, other than income                3,844     3,692
      Total Operating Expenses           50,869    47,823

Income Taxes                              8,854     6,494

Utility Operating Income                 20,382    17,261

Other Operating Income (Expense):
  Truck transportation revenues           9,940     8,986
  Truck transportation expenses,
      including income
      taxes and interest                 (8,583)   (9,183)
      Truck transportation net income     1,357      (197)
  Other, net of income taxes               (203)     (124)
Total Other Operating Income (Expense)    1,154      (321)

Non-Operating Income, Net                 1,052       946

Income Before Interest and Debt Expense  22,588    17,886

Interest and Debt Expense                 8,201     7,819

Net Income                              $14,387   $10,067

Average Common Shares Outstanding         7,976     7,782

Income per Average Common Share          $ 1.80 $    1.29

Dividends Paid per Common Share          $1.235    $1.218



 (See accompanying notes to consolidated condensed financial statements)


            COLONIAL GAS COMPANY AND SUBSIDIARIES
            CONSOLIDATED CONDENSED BALANCE SHEETS
                           ASSETS

                               March 31,     December 31,   March 31,
                                1994           1993           1993
                              (Unaudited)                 (Unaudited)
                                           (In Thousands)

Utility Property:
At original cost               $262,956       $260,570     $240,093
  Accumulated depreciation      (60,249)       (57,857)     (54,390)
      Net utility property      202,707        202,713      185,703

Non-Utility Property - Net        3,177          3,235        3,807

      Net property              205,884        205,948      189,510

Capital Leases - Net              3,362          3,914        4,141

Current Assets:
  Cash and cash equivalents       8,649          5,482        5,302
  Accounts receivable            32,625         16,156       31,619
      Allowance for doubtful
       accounts                  (3,228)        (1,682)      (2,392)
  Accrued utility revenues        5,499          7,170        4,776
  Unbilled gas costs              2,942         16,759        9,501
  Fuel and other inventories      9,984         17,529        9,665
  Prepayments and other
     current assets               6,230          6,254        6,145

      Total current assets       62,701         67,668       64,616

Deferred Charges and Other Assets:

  Unrecovered deferred income
     taxes     			 12,495         12,689       12,648
  Unrecovered environmental
     expenses - incurred          3,053          4,062        3,053
  Unrecovered environmental
     expenses - accrued           5,300          5,300       13,800
  Unrecovered transition
     costs - accrued              2,000          2,000            -
  Other                          12,262         10,537        9,311
      Total deferred charges
          and other assets       35,110         34,588       38,812

Total Assets                   $307,057       $312,118     $297,079

 (See accompanying notes to consolidated condensed financial statements)


            COLONIAL GAS COMPANY AND SUBSIDIARIES
            CONSOLIDATED CONDENSED BALANCE SHEETS
               LIABILITIES AND CAPITALIZATION



                               March 31,     December 31,   March 31,
                                1994           1993           1993
                              (Unaudited)                 (Unaudited)
                                           (In Thousands)

Capitalization:
  Common equity:
   Common Stock - par value
     $3.33 per share
      Authorized - 15,000,000
       shares
      Issued and outstanding
        - 8,078,958,
      8,029,831 and 7,890,017
      shares                  $ 26,903         $26,739     $ 26,274
   Premium on Common Stock      46,724          45,799       43,000
   Retained earnings            33,649          21,745       29,152
      Total Common equity      107,276          94,283       98,426
  Long-term debt                87,432          87,432       90,750

      Total capitalization     194,708         181,715      189,176

Capital Lease Obligations        2,652           3,149        3,325

Current Liabilities:
  Current maturities of
     long-term debt              3,318           3,318        1,500
  Current capital lease
     obligations                   710             765          815
  Notes payable                 20,000          32,600        9,500
  Gas inventory purchase
     obligations                 7,086          15,233        7,828
  Accounts payable               9,149          12,161        9,786
  Other                         14,936           9,336       18,718

     Total current liabilities  55,199          73,413       48,147

Deferred Credits and Reserves:
  Deferred income taxes-funded  24,136          23,395       19,362
  Deferred income taxes-
    unfunded                    12,495          12,689       12,649
  Accrued environmental
    expenses                     5,300           5,300       13,800
  Accrued transition costs       2,000           2,000            -
  Other                         10,567          10,457       10,620

      Total deferred credits
         and reserves           54,498          53,841       56,431

Total Capitalization and
       Liabilities            $307,057        $312,118     $297,079



 (See accompanying notes to consolidated condensed financial statements)


           COLONIAL GAS COMPANY AND SUBSIDIAIRIES
       CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                         (UNAUDITED)


                                          Three Months Ended
                                              March 31,
                                           1994       1993
                                            (In Thousands)

Cash Flows From Operating Activities:
  Net income                               $14,399 $12,034
  Adjustments to reconcile net income
    to net cash                             12,063  17,552
  Changes in current assets and
     liabilities                            (1,268) (1,168)

      Net cash provided by operating
        activities                          25,194  28,418

Cash Flows From Investing Activities:
  Capital expenditures                      (2,471) (3,552)
  Change in deferred accounts                2,597    (705)

      Net cash provided by (used in)
        investing activities                   126  (4,257)

Cash Flows From Financing Activities:
  Dividends paid on Common Stock            (2,495) (2,398)
  Issuance of Common Stock                   1,089   1,019
  Issuance of long-term debt                     -       -
  Retirement of long-term debt                   -       -
  Change in notes payable                  (12,600)(15,000)
  Change in gas inventory purchase
      obligations
                                            (8,147) (6,913)
        Net cash used in financing
          activities                       (22,153)(23,292)

Net increase in cash and cash
  equivalents                                3,167     869
Cash and cash equivalents at
  beginning of period                        5,482   4,433

Cash and cash equivalents at
   end of period                            $8,649  $5,302

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
      Interest - net of amount
         capitalized                        $1,768  $1,704

      Income and franchise taxes            $  891  $  270

 (See accompanying notes to consolidated condensed financial statements)


           COLONIAL GAS COMPANY AND SUBSIDIAIRIES
       CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                         (UNAUDITED)



                                          Twelve Months Ended
                                              March 31,
                                           1994       1993
                                            (In Thousands)

Cash Flows From Operating Activities:
  Net income                               $14,387 $10,067
  Adjustments to reconcile net income
   to net cash                               8,189   8,310
  Changes in current assets and
    liabilities                             (1,749)  1,697

      Net cash provided by operating
          activities                        20,827  20,074

Cash Flows From Investing Activities:
  Capital expenditures                     (24,473)(27,127)
  Change in deferred accounts                4,272   2,186

      Net cash used in investing
          activities                       (20,201)(24,941)

Cash Flows From Financing Activities:
  Dividends paid on Common Stock            (9,890) (9,484)
  Issuance of Common Stock                   4,353   4,416
  Issuance of long-term debt                     -  45,000
  Retirement of long-term debt              (1,500) (5,780)
  Change in notes payable                   10,500 (27,100)
  Change in gas inventory purchase
      obligations                             (742)   (331)

      Net cash provided by financing
         activities                          2,721   6,721

Net increase in cash and cash equivalents    3,347   1,854
Cash and cash equivalents at beginning
   of period                                 5,302   3,448

Cash and cash equivalents at end of period  $8,649  $5,302

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
      Interest - net of amount capitalized  $9,045  $8,478

      Income and franchise taxes            $5,560  $3,639

(See accompanying notes to consolidated condensed financial statements)

            COLONIAL GAS COMPANY AND SUBSIDIARIES
    NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                         (UNAUDITED)


1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1994 and 1993 and results of operations for the three and twelve month periods ended March 31, 1994 and 1993 and cash flows for the three and twelve month periods ended March 31, 1994 and 1993.

2. Due to the significant impact of gas used for space heating during the heating season (November-April) and the Company's seasonal rate structure, the results of operations for the three month periods ending March 31, 1994 and 1993 are not necessarily indicative of the results to be expected for the full year.

3. During the three months ended March 31, 1994, the Company issued 49,127 shares of Common Stock, $3.33 par value, under a Dividend Reinvestment and Common Stock Purchase Plan and under Employee Savings Plans. As a result, Common Stock, $3.33 par value, increased $164,000 and Premium on Common Stock increased $925,000.

4. Contingencies

   Reference is made to Note J/Contingencies of the Notes to Consolidated Financial Statements contained within the Company's 1993 Annual Report to Stockholders.

Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition

Results of Operations

    Three Months Ended March 31, 1994 and March 31, 1993

Net income increased 20% to $14,399,000 compared to $12,034,000 for the same period last year. This improvement resulted primarily from an 11% or $1,492,000 increase in operating income for the Company's utility operation and a $963,000 increase in net income for Transgas Inc., its energy trucking subsidiary. In the 1994 first quarter, operating margin increased $4,759,000 or 14% over the 1993 first quarter. This increase in operating margin resulted from increased firm sales volume due to continued customer growth and significantly colder 1993/1994 winter weather (the three-month period was 4% colder than the comparable period last year and 15% colder than normal), and from a 4.9% rate increase that was effective November 1, 1993.

Total operating expenses (excluding income taxes) increased over the prior year's first quarter by 14% or $1,805,000, primarily as a result of higher depreciation rates approved in the Company's 1993 rate order.

Income taxes increased $1,462,000 or 19% due to a higher level of income subject to tax.

Other operating income (net of income taxes) increased $946,000 over the comparable 1993 period. The continuously frigid winter weather also caused unprecedented demand for liquefied natural gas (LNG) deliveries and emergency LNG vaporization services on the East Coast, creating the second busiest quarter in the history of Transgas. The subsidiary's activity level is expected to remain high during the next six months as local distribution companies refill their LNG inventories to pre-winter conditions.


         Twelve Months Ended March 31, 1994 and 1993

Net income climbed to $14,387,000 for the 1994 period versus $10,067,000 for the comparable 1993 period. This 43% increase resulted from a $3,121,000 or 18% increase in utility operating income and a $1,554,000 improvement in Transgas' results. Over the twelve months ended March 31, 1994, operating margin increased $8,527,000 or 12% for the comparable period ended March 31, 1993. The increase in operating margin resulted from increased firm sales volume due to continued customer growth (the Company added 4,100 new customers over the past twelve months) and significantly colder 1993/1994 winter weather (the twelve-month period was the same as the comparable period last year and 10% colder than normal) and from a 4.9% rate increase that was effective November 1, 1993. This increase in operating margin was partially offset by an increase in operating expenses (excluding income taxes).

Total operating expenses (excluding income taxes) increased by 6% or $3,046,000, primarily as a result of higher depreciation rates approved in the Company's 1993 rate order.

Income taxes increased $2,360,000 or 36% due to a higher level of income subject to tax.

Other operating income (net of income taxes) increased
$1,475,000 over the comparable 1993 period attributable to the improved results of Transgas.

Interest and debt expense increased $382,000 or 5% resulting from a rise in interest on long-term debt due to a full twelve months of an additional $39,000,000 of long-term debt outstanding compared to the twelve months of the prior year.


Liquidity and Capital Resources

 On March 25, 1994, the Company filed a request with the Massachusetts Department of Public Utilities for authority to issue and sell up to 400,000 additional shares of Common Stock, $3.33 par value, pursuant to its Dividend
Reinvestment and Common Stock Purchase Plan and 75,000 additional shares of Common Stock, $3.33 par value, pursuant to its Cape Cod Division Savings Plan for Local 13507 United
Steelworkers of America AFL-CIO-CLC. A ruling is expected shortly.

 As of December 31, 1993, the Company has settled claims relating to environmental response costs with all liability insurers and other known potentially responsible parties
("PRP"), except one. The Company received $250,000 in the second quarter of 1994 from that PRP. In accordance with a 1990 DPU order, any insurance and other proceeds are applied first to the Company's costs of pursuing recovery from insurers and other PRP, with the remainder divided equally between the ratepayers and shareholders.

 The Company has a $60 million credit facility that expires in June 1994. Up to $30 million of the credit facility can be used by the Company's gas inventory trust. This facility allows the Company the option to borrow under any one of four alternative rates. The Company is in the process of making new short-term credit arrangements and expects to finalize these arrangements prior to the expiration of the credit facility.

                 PART II - OTHER INFORMATION



Item 5. Other Information

    None

Item 6. Exhibits and Reports on Form 8-K

a.  Exhibits

    10fff Amendment, dated March 24, 1994, to Supplemental
          Retirement Plan Agreement between Colonial Gas
          Company and C. O. Swanson, originally dated
          March 28, 1978 and previously updated.

b.  Reports on Form 8-K

    None
                         SIGNATURES




  Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   COLONIAL GAS COMPANY
                                          (Registrant)


Date: May 10, 1994                By:  F.L. Putnam III
                                       President


Date: May 10, 1994                By:  Nickolas Stavropoulos
                                       Vice President - Finance
                                       and Chief Financial Officer


      [End of Colonial Gas Company Form 10-Q for the period
                      ended March 31, 1994]