Form 10-Q
period 1994-06-30
COLONIAL GAS CO
filed 1994-08-12
CIK 60653

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                          FORM 10-Q


     Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

  X  For the quarterly period ended June 30, 1994

                             OR

     Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the transition period from               to

       COMMISSION FILE NUMBER  0-10007


                    COLONIAL GAS COMPANY
   (Exact name of registrant as specified in its charter)

                             Massachusetts
            (State or other jurisdiction of incorporation or organization)

           04-1558100
 (I.R.S. Employer Identification Number)


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

                    Yes       No
                     X

     The number of shares of the registrant's common stock, $3.33 par value, outstanding as of August 1, 1994 was 8,135,618.



                    COLONIAL GAS COMPANY

                            INDEX



PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

  Consolidated Condensed Statements of Income -
      Three Months Ended June 30, 1994 and 1993
      Six Months Ended June 30, 1994 and 1993
      Twelve Months Ended June 30, 1994 and 1993

  Consolidated Condensed Balance Sheets -
      June 30, 1994, December 31, 1993 and June 30, 1993

  Consolidated Condensed Statements of Cash Flows -
      Six Months Ended June 30, 1994 and 1993
      Twelve Months Ended June 30, 1994 and 1993

  Notes to Consolidated Condensed Financial Statements

Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition


PART II - OTHER INFORMATION

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K



               PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

            COLONIAL GAS COMPANY AND SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                         (UNAUDITED)
                                         Three Months Ended
                                              June 30,
                                           1994     1993
                                       (In Thousands Except
                                        Per Share Amounts)

Operating Revenues                      $19,073   $20,587
  Cost of gas sold                       10,328    11,689
      Operating Margin                    8,745     8,898

Operating Expenses:
  Operations                              8,152     8,293
  Maintenance                             1,477     1,353
  Depreciation and Amortization           2,283     1,634
  Taxes, other than income                1,145       981
      Total Operating Expenses           13,057    12,261

Income Taxes                             (2,463)   (1,946)

Utility Operating Loss                   (1,849)   (1,417)

Other Operating Income (Loss):
  Truck transportation revenues           3,430       982
  Truck transportation expenses,
   including income taxes and interest   (2,925)   (1,017)
      Truck transportation net income       505       (35)
  Other, net of income taxes               (45)       (61)
Total Other Operating Income (Loss)         460       (96)
Non-Operating Income, Net                   155       351
Loss Before Interest and Debt Expense    (1,234)   (1,162)
Interest and Debt Expense                 2,104     2,073
Net Loss                                $(3,338)  $(3,235)
Average Common Shares Outstanding         8,104     7,908
Loss per Average Common Share           $ (0.41)  $ (0.41)
Dividends Paid per Common Share         $  .315   $  .310

 (See accompanying notes to consolidated condensed financial statements)


           COLONIAL GAS COMPANY AND SUBSIDIAIRIES
         CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                         (UNAUDITED)

                                          Six Months Ended
                                              June 30,
                                           1994       1993
                                         (In Thousands Except
                                          Per Share Amounts)

Operating Revenues                     $105,156    $98,713
  Cost of gas sold                       56,537     54,700
      Operating Margin                   48,619     44,013

Operating Expenses:
  Operations                             18,016     17,255
  Maintenance                             3,072      2,683
  Depreciation and Amortization           4,567      3,267
  Taxes, other than income                2,235      2,084
      Total Operating Expenses           27,890     25,289

Income Taxes                              6,821      5,876

Utility Operating Income                 13,908     12,848

Other Operating Income (Loss):
  Truck transportation revenues           7,278      2,448
  Truck transportation expenses,
   including income taxes and interest   (6,115)    (2,787)
  Truck transportation net income (loss)  1,163       (339)
  Other, net of income taxes                (91)       (90)
Total Other Operating Income (Loss)       1,072       (429)
Non-Operating Income, Net                   177        386
Income Before Interest and Debt Expense  15,157     12,805
Interest and Debt Expense                 4,096      4,006
Net Income                              $11,061    $ 8,799
Average Common Shares Outstanding         8,069      7,886
Income per Average Common Share         $  1.37    $  1.12
Dividends Paid per Common Share         $ 0.625    $ 0.615



 (See accompanying notes to consolidated condensed financial statements)


            COLONIAL GAS COMPANY AND SUBSIDIAIRIES
         CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                         (UNAUDITED)

                                         Twelve Months Ended
                                             June 30,
                                           1994       1993
                                         (In Thousands Except
                                          Per Share Amounts)

Operating Revenues                     $172,704   $161,432
  Cost of gas sold                       92,752     88,651
      Operating Margin                   79,952     72,781

Operating Expenses:
  Operations                             33,546     33,095
  Maintenance                             6,020      5,420
  Depreciation and Amortization           8,093      6,214
  Taxes, other than income                4,007      3,790
      Total Operating Expenses           51,666     48,519

Income Taxes                              8,336      6,582

Utility Operating Income                 19,950     17,680

Other Operating Income (Loss):
  Truck transportation revenues          12,388      8,391
  Truck transportation expenses,
  including income taxes and interest   (10,491)    (8,367)
      Truck transportation net income     1,897         24
  Other, net of income taxes               (188)      (162)
Total Other Operating Income (Loss)       1,709       (138)
Non-Operating Income, Net                   856      1,077
Income Before Interest and Debt Expense  22,515     18,619
Interest and Debt Expense                 8,231      8,174
Net Income                              $14,284    $10,445
Average Common Shares Outstanding         8,022      7,835
Income per Average Common Share         $  1.78    $  1.33
Dividends Paid per Common Share         $ 1.245    $ 1.218



 (See accompanying notes to consolidated condensed financial statements)



            COLONIAL GAS COMPANY AND SUBSIDIARIES
            CONSOLIDATED CONDENSED BALANCE SHEETS
                           ASSETS

                               June 30,     December 31,     June 30,
                                1994           1993            1993
                              (Unaudited)                  (Unaudited)
                                          (In Thousands)

Utility Property:
At original cost               $269,511      $260,570        $246,070
  Accumulated depreciation      (62,590)      (57,857)        (56,037)
      Net utility property      206,921       202,713         190,033

Non-Utility Property - Net        3,007         3,235           3,207

      Net property              209,928       205,948         193,240

Capital Leases - Net              3,276         3,914           3,976

Current Assets:
  Cash and cash equivalents       8,487         5,482           4,801
  Accounts receivable            12,346        16,156          13,323
      Allowance for
       doubtful accounts         (3,159)       (1,682)         (2,727)
  Accrued utility revenues          619         7,170             492
  Unbilled gas costs              4,159        16,759           7,587
  Fuel and other inventories     13,877        17,529          13,571
  Prepayments and other
   current assets                 6,458         6,254           6,002

      Total current assets       42,787        67,668          43,049

Deferred Charges and Other Assets:
  Unrecovered deferred
    income taxes                 12,301        12,689          12,369
  Unrecovered environmental
    expenses - incurred           4,028         4,062           3,003
  Unrecovered environmental
    expenses - accrued            5,300         5,300          13,800
  Unrecovered transition
    costs - accrued               2,000         2,000               -
  Other                          11,921        10,537           9,640
      Total deferred charges
          and other assets       35,550        34,588          38,812

Total Assets                   $291,541      $312,118        $279,077

 (See accompanying notes to consolidated condensed financial statements)


            COLONIAL GAS COMPANY AND SUBSIDIARIES
            CONSOLIDATED CONDENSED BALANCE SHEETS
               LIABILITIES AND CAPITALIZATION

                                 June 30,     December 31,     June 30,
                                   1994          1993            1993
                                (Unaudited)                   (Unaudited)
                                             (In Thousands)
Capitalization:
  Common equity:
   Common Stock - par value $3.33 per share
     Authorized - 15,000 shares
     Issued and outstanding - 8,118,
      8,030 and 7,938 shares      $27,032       $26,739        $26,432
   Premium on common stock         47,369        45,799         43,948
   Retained earnings               27,763        21,745         23,466
      Total Common equity         102,164        94,283         93,846
  Long-term debt                   82,364        87,432         87,432

      Total capitalization        184,528       181,715        181,278

Capital Lease Obligations           2,538         3,149          3,165

Current Liabilities:
  Current maturities of
    long-term debt                  3,318         3,318          3,318
  Current capital lease
    obligations                       738           765            811
  Notes payable                    18,000        32,600          6,700
  Gas inventory purchase
   obligations                      7,723        15,233          6,990
  Accounts payable                  8,453        12,161          7,030
  Accrued pipeline charges             -            305            483
  Other                            11,520         9,031         12,355
      Total current liabilities    49,752        73,413         37,687

Deferred Credits and Reserves:
  Deferred income taxes-funded     24,726        23,395         20,343
  Deferred income taxes-unfunded   12,301        12,689         12,369
  Accrued environmental expenses    5,300         5,300         13,800
  Accrued transition costs          2,000         2,000              -
  Other                            10,396        10,457         10,435
      Total deferred credits
        and reserves               54,723        53,841         56,947
Total Capitalization
  and Liabilities                $291,541      $312,118       $279,077


 (See accompanying notes to consolidated condensed financial statements)


           COLONIAL GAS COMPANY AND SUBSIDIAIRIES
       CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                         (UNAUDITED)

                                                      Six Months Ended
                                                          June 30,
                                                       1994            1993
                                                       (In Thousands)

Cash Flows From Operating Activities:
  Net income                                        $11,061        $  8,799
  Adjustments to reconcile net income to net cash     8,160          29,637
  Changes in current assets and liabilities          24,290            (640)

      Net cash provided by operating activities      43,511          37,796

Cash Flows From Investing Activities:
  Capital expenditures                               (9,091)         (9,057)
  Change in deferred accounts                        (1,057)          1,404

      Net cash used in investing activities         (10,148)         (7,653)

Cash Flows From Financing Activities:
  Dividends paid on Common Stock                     (5,043)         (4,849)
  Issuance of Common Stock                            1,863           2,125
  Issuance of long-term debt                              -               -
  Retirement of long-term debt                       (5,068)         (1,500)
  Change in notes payable                           (14,600)        (17,800)
  Change in gas inventory purchase obligations       (7,510)         (7,751)
      Net cash used in financing activities         (30,358)        (29,775)

Net increase in cash and cash equivalents             3,005             368
Cash and cash equivalents at beginning of period      5,482           4,433

Cash and cash equivalents at end of period         $  8,487        $  4,801

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
      Interest - net of amount capitalized        $  4,580         $  4,497

      Income and franchise taxes                  $  4,287         $  2,472

 (See accompanying notes to consolidated condensed financial statements)


           COLONIAL GAS COMPANY AND SUBSIDIAIRIES
       CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                         (UNAUDITED)

                                                       Twelve Months Ended
                                                              June 30,
                                                          1994        1993
                                                          (In Thousands)

Cash Flows From Operating Activities:
  Net income                                           $14,284      $10,445
  Adjustments to reconcile net income to net cash       11,899       11,107
  Changes in current assets and liabilities              1,890        3,042

      Net cash provided by operating activities         28,073       24,594

Cash Flows From Investing Activities:
  Capital expenditures                                 (25,566)     (25,798)
  Change in deferred accounts                              179        3,590

      Net cash used in investing activities            (25,387)     (22,208)

Cash Flows From Financing Activities:
  Dividends paid on Common Stock                        (9,987)      (9,599)
  Issuance of Common Stock                               4,021        4,341
  Issuance of long-term debt                                 -            -
  Retirement of long-term debt                          (5,068)      (4,500)
  Change in notes payable                               11,300        6,700
  Change in gas inventory purchase obligations             734         (638)
      Net cash provided by (used in)
        financing activities                             1,000       (3,696)

Net increase in cash and cash equivalents                3,686       (1,310)
Cash and cash equivalents at beginning of period         4,801        6,111

Cash and cash equivalents at end of period            $  8,487     $  4,801

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
      Interest - net of amount capitalized            $  9,064     $  8,918

      Income and franchise taxes                      $  6,753     $  3,655


 (See accompanying notes to consolidated condensed financial statements)


            COLONIAL GAS COMPANY AND SUBSIDIARIES
    NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                         (UNAUDITED)


1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1994 and 1993 and results of operations for the three, six and twelve month periods ended June 30, 1994 and 1993 and cash flows for the six and twelve month periods ended June 30, 1994 and 1993.

2. Due to the significant impact of gas used for space heating during the heating season (November-April) and the Company's seasonal rate structure, the results of operations for the three month and six month periods ending June 30, 1994 and 1993 are not necessarily indicative of the results to be expected for the full year.

3. During the six months ended June 30, 1994, the Company issued 87,752 shares of Common Stock, $3.33 par value, under a Dividend Reinvestment and Common Stock Purchase Plan and under Employee Savings Plans. As a result, Common Stock, $3.33 par value, increased $293,000 and Premium on Common Stock increased $1,570,000.

4. By Order dated June 24, 1994, the DPU opened an investigation "for the purpose of setting standards for the recovery by Massachusetts gas utilities of FERC Order 636 - related transition costs billed by interstate gas pipeline companies." Order 636 of the Federal Energy Regulatory Commission
      (FERC) required interstate pipelines to unbundle their supply and transportation services. In the unbundling process, the interstate pipelines have incurred substantial costs -- the "transition costs" referenced in the DPU's June 24, 1994 Order. FERC has allowed the pipelines to recover prudently incurred transition costs from customers such as the Company. The Company has, in turn, sought and to-date received DPU approval to recover these costs from its customers through its cost of gas adjustment clause (CGAC). Although the DPU in its June 24, 1994 Order indicated it would examine, among other issues, "whether utility shareholders should bear any portion of the transition costs," the Company believes that there is strong legal precedent to support the position that the transition costs should continue to be borne entirely by customers. Accordingly, the Company continues to record on its balance sheet a long term liability of $2,000,000 ("Accrued Transition Costs") and a matching regulatory asset of $2,000,000 ("Unrecovered Transition Costs Accrued").

5.    Contingencies

      Reference is made to Note J/Contingencies of the Notes to Consolidated Financial Statements contained within the Company's 1993 Annual Report to Stockholders.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

     Three Months Ended June 30, 1994 and June 30, 1993

    The Company's net loss for the three months ended June 30, 1994 was $3,338,000, which is 3.2% or $103,000 more than the
$3,235,000 loss reported for the same period last year. The principal reasons for this change are described below. The Company typically incurs losses for the second and third quarters while reporting profits for the first and fourth quarters. This is due to significantly higher natural gas sales throughout the colder months to meet customers' heating needs. Approximately 90% of the Company's customers are residential accounts.

    The Company's operating margin declined 1.7% or $153,000 during the second quarter due to lower firm gas sales resulting from weather which was 4.6% warmer than the comparable period last year and 2.8% warmer than normal.

    Total operating expenses increased by 6.5% or $796,000 primarily due to a $649,000 increase in depreciation and amortization expense based on the higher depreciation rates approved with the Company's 1993 rate increase.

    Income taxes credit increased $517,000 or 27% due to an increase in operating loss.

    Other operating income rose $556,000 due to a $540,000 increase in the net income of Transgas Inc., the Company's energy trucking subsidiary. The extremely cold winter of 1993-94 continued to heighten demand for Transgas' liquefied natural gas (LNG) services during the second quarter of 1994. Following the busiest period in Transgas' history during the first three months of the year, the subsidiary maintained its strong momentum throughout the second quarter as local distribution companies refilled their LNG inventories to pre-winter conditions. Transgas delivered 4,860 loads of LNG during the second quarter of 1994 compared to 1,780 loads during the same period last year. The subsidiary's activity level is expected to remain high over the next quarter.


           Six Months Ended June 30, 1994 and 1993

    Net income for the six months ended June 30, 1994 was $11,061,000, compared to $8,799,000 for the comparable 1993 period. This $2,262,000 or 26% increase is due to factors described below.

    The 11% or $4,606,000 improvement in the Company's operating margin during the period was due to higher firm gas sales (resulting from annualized customer growth of 2.8% and weather which was 2.4% colder than the comparable period last year and 11% colder than normal) and a 4.9% rate increase effective November 1, 1993.

    Total operating expenses increased by 10% or $2,601,000, of which depreciation and amortization expense increased $1,300,000, due to higher depreciation rates approved with the Company's 1993 rate increase. Operations expense increased by $761,000; including an increase of $277,000 in wages and $277,000 in direct labor fringe benefit costs.

    Income taxes increased $945,000 or 16% due to a higher level of income subject to tax.

    Other operating income increased $1,501,000 due to improved results for Transgas. This increase in earnings is attributable to the extreme cold weather, which saw Transgas LNG and propane loads increase 236% over last year. Also, portable pipeline revenue increased $898,000 or 295% over last year.


         Twelve Months Ended June 30, 1994 and 1993

    Net income for the twelve-month period ending June 30, 1994 was $14,284,000 compared to $10,445,000 for the same period in 1993. This 37% or $3,839,000 increase is due to factors described below.

    The 9.9% or $7,171,000 improvement in the Company's operating margin during the period was due to higher firm gas sales resulting from continued customer growth (which in the current year was 2.8%) and an increase in rates effective November 1, 1993. Weather was 1.1% colder than the comparable twelve-month period and 9.1% colder than normal.

    Total operating expenses increased by 6.5% or $3,147,000, of which depreciation and amortization expense increased
$1,879,000, due to higher depreciation rates approved with the Company's 1993 rate increase.

    Income taxes increased $1,754,000 or 27% due to a higher level of income subject to tax.

    Other operating income increased $1,847,000 due to the significant increase in LNG delivery and vaporization services provided by Transgas resulting from the heightened demand for LNG as a result of the extremely cold 1993-94 winter.


Liquidity and Capital Resources

    In July 1994, the Company established a bank line of credit of $75,000,000 with a consortium of four banks to replace its expiring $60,000,000 bank line of credit. The $75,000,000 bank line of credit expires on June 15, 1997. The bank line of credit allows the Company to borrow from time to time up to $75,000,000, less whatever amount has been borrowed through the Company's gas inventory trust (described below). The line of credit allows the Company the option to borrow under four alternative rates: prime rate, certificate of deposit rate, eurodollar rate (LIBOR), and a competitive bid option.

    The Company has an agreement with a single-purpose Massachusetts trust, the Company's gas inventory trust, under which the Company sells supplemental gas inventory to the trust at the Company's cost. The Company's agreement with the trust requires it to repurchase such inventory at cost when needed and to reimburse the trust for expenses incurred to finance the gas inventory. The trust finances such purchases of inventory by borrowing under a bank line of credit with a maximum borrowing commitment of $30,000,000 that is complementary to and on similar terms as the Company's bank line of credit described above.

    On May 31, 1994, the Company received approval from the Massachusetts Department of Public Utilities (DPU) for authority to issue and sell up to 400,000 additional shares of Common Stock, $3.33 par value, pursuant to its Dividend
Reinvestment and Common Stock Purchase Plan and 75,000 additional shares of Common Stock, $3.33 par value, pursuant to its Cape Cod Division Savings Plan for Local 13507 United Steelworkers of America AFL-CIO-CLC.




                 PART II - OTHER INFORMATION


Item 5. Other Information

    Effective May 1, 1994 F.L. Putnam III, formerly Executive
Vice President and General Manager, replaced C.O. Swanson as
President upon Mr. Swanson's retirement.

    On August 3, 1994, the DPU issued its Order in its investigation on the establishment of guidelines and standards for mergers and acquisitions of Massachusetts utilities. In its Order, the DPU stated that a merger or acquisition constitutes one of several measures utilities in Massachusetts should be considering in order to achieve savings, efficiencies, increased reliability and better quality of service. Accordingly, the DPU discarded its previous position that the recovery of acquisition premiums by an acquiring utility was per se impermissible. Instead, the DPU will consider utility merger or acquisition proposals that seek recovery of an acquisition premium on a case-by-case basis and in light of the demonstrated benefits and costs of each particular proposal.

    In addition, this Order sets forth the DPU's intention of opening next month a separate investigation into performance-based regulation of utilities. The DPU indicated that it recognizes the potential value of regulatory mechanisms different than the current cost of service/rate of recovery system. According to the Order, alternative regulatory mechanisms are yet another measure for utilities to consider as a means to improve performance, and proposals for such mechanisms will be encouraged.


Item 6.  Exhibits and Reports on Form 8-K

a.  List of Exhibits

    Exhibit No.       Exhibit

      4a           Fifth Amendment to the Revolving Credit
                   Agreement with Colonial Gas Company,
                   dated as of June 16, 1994.

      4b           Sixth Amendment to the Revolving Credit
                   Agreement with Colonial Gas Company,
                   dated as of July 13, 1994.

      4c           Fourth Amendment to the Revolving Credit
                   Agreement with Massachusetts Fuel Inventory
                   Trust, dated as of June 16, 1994.

      4d           Fifth Amendment to the Revolving Credit
                   Agreement with Massachusetts Fuel Inventory
                   Trust, dated as of July 13, 1994.


b.  Reports on Form 8-K

    There were no reports filed on Form 8-K for the quarter ended June 30, 1994.


                         SIGNATURES


     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   COLONIAL GAS COMPANY
                                          (Registrant)


Date: August 12, 1994               F.L. Putnam III
                                    President


Date: August 12, 1994               Nickolas Stavropoulos
                                    Vice President - Finance and
                                    Chief Financial Officer