Form 10-Q
period 1994-09-30
COLONIAL GAS CO
filed 1994-11-10
CIK 60653

[COLONIAL GAS COMPANY FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 1994]

             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                          FORM 10-Q


  X  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the quarterly period ended September 30, 1994

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

                    Yes X      No


     The number of shares of the registrant's common stock, $3.33 par value, outstanding as of November 1, 1994 was 8,185,625.


                    COLONIAL GAS COMPANY

                            INDEX




PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

  Consolidated Condensed Statements of Income -
      Three Months Ended September 30, 1994 and 1993
      Nine Months Ended September 30, 1994 and 1993
      Twelve Months Ended September 30, 1994 and 1993

  Consolidated Condensed Balance Sheets -
      September 30, 1994, December 31, 1993 and
      September 30, 1993

  Consolidated Condensed Statements of Cash Flows -
      Nine Months Ended September 30, 1994 and 1993
      Twelve Months Ended September 30, 1994 and 1993

  Notes to Consolidated Condensed Financial Statements

Item 2. Management's Discussion and Analysis of Results of
        Operations and Financial Condition


PART II - OTHER INFORMATION

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K


               PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

            COLONIAL GAS COMPANY AND SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                         (UNAUDITED)
                                         Three Months Ended
                                            September 30,
                                           1994      1993
                                         (In Thousands Except
                                          Per Share Amounts)

Operating Revenues                      $13,026    $12,259
  Cost of gas sold                        6,797      6,704
      Operating Margin                    6,229      5,555

Operating Expenses:
  Operations                              7,835      7,146
  Maintenance                             1,452      1,396
  Depreciation and Amortization           2,316      1,652
  Taxes, other than income                1,006        908
      Total Operating Expenses           12,609     11,102

Income Taxes                             (3,248)    (2,809)

Utility Operating Loss                   (3,132)    (2,738)

Other Operating Income (Loss):
  Truck transportation revenues           3,476      3,031
  Truck transportation expenses,
    including income taxes and interest  (3,158)    (2,424)
      Truck transportation net income       318        607
  Other, net of income taxes                  8        (31)
Total Other Operating Income                326        576
Non-Operating Income, Net                    81        567
Loss Before Interest and Debt Expense    (2,725)    (1,595)
Interest and Debt Expense                 2,109      2,127
Net Loss                               $ (4,834)  $ (3,722)
Average Common Shares Outstanding         8,142      7,954
Loss per Average Common Share          $  (0.59)  $  (0.47)
Dividends Paid per Common Share        $   .315   $    .31


 (See accompanying notes to consolidated condensed financial statements)


            COLONIAL GAS COMPANY AND SUBSIDIAIRIES
         CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                         (UNAUDITED)

                                          Nine Months Ended
                                            September 30,
                                           1994       1993
                                         (In Thousands Except
                                          Per Share Amounts)

Operating Revenues                     $118,182     $110,973
  Cost of gas sold                       63,334       61,405
      Operating Margin                   54,848       49,568

Operating Expenses:
  Operations                             25,852       24,364
  Maintenance                             4,523        4,079
  Depreciation and Amortization           6,882        4,956
  Taxes, other than income                3,242        2,991
      Total Operating Expenses           40,499       36,390

Income Taxes                              3,573        3,068

Utility Operating Income                 10,776       10,110

Other Operating Income (Loss):
  Truck transportation revenues          10,754        5,480
  Truck transportation expenses,
   including income taxes and interest   (9,273)      (5,211)
      Truck transportation net income     1,481          269
  Other, net of income taxes                (83)        (121)
Total Other Operating Income              1,398          148
Non-Operating Income, Net                   258          953
Income Before Interest and Debt Expense  12,432       11,211
Interest and Debt Expense                 6,206        6,134
Net Income                              $ 6,226      $ 5,077
Average Common Shares Outstanding         8,094        7,908
Income per Average Common Share         $  0.77      $  0.64
Dividends Paid per Common Share         $  0.94      $ 0.925


 (See accompanying notes to consolidated condensed financial statements)


           COLONIAL GAS COMPANY AND SUBSIDIAIRIES
         CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                         (UNAUDITED)

                                         Twelve Months Ended
                                            September 30,
                                           1994       1993
                                         (In Thousands Except
                                          Per Share Amounts)

Operating Revenues                     $173,471     $161,233
  Cost of gas sold                       92,845       88,357
      Operating Margin                   80,626       72,876

Operating Expenses:
  Operations                             34,235       32,723
  Maintenance                             6,076        5,529
  Depreciation and Amortization           8,757        6,448
  Taxes, other than income                4,105        3,917
      Total Operating Expenses           53,173       48,617

Income Taxes                              7,897        6,604

Utility Operating Income                 19,556       17,655

Other Operating Income (Loss):
  Truck transportation revenues          12,833        7,911
  Truck transportation expenses,
   including income taxes and interest  (11,226)      (7,763)
      Truck transportation net income     1,607          148
  Other, net of income taxes               (148)        (182)
Total Other Operating Income (Loss)       1,459          (34)
Non-Operating Income, Net                   370        1,185
Income Before Interest and Debt Expense  21,385       18,806
Interest and Debt Expense                 8,213        8,162
Net Income                              $13,172      $10,644
Average Common Shares Outstanding         8,069        7,884
Income per Average Common Share         $  1.63     $   1.35
Dividends Paid per Common Share         $  1.25     $  1.228


 (See accompanying notes to consolidated condensed financial statements)


            COLONIAL GAS COMPANY AND SUBSIDIARIES
            CONSOLIDATED CONDENSED BALANCE SHEETS
                           ASSETS

                              September 30,     December 31,   September 30,
                                  1994              1993           1993
                              (Unaudited)                      (Unaudited)
                                              (In Thousands)

Utility Property:
At original cost               $278,576          $260,570        $253,523
  Accumulated depreciation      (64,920)          (57,857)        (57,616)
      Net utility property      213,656           202,713         195,907

Non-Utility Property - Net        3,621             3,235           3,234

      Net property              217,277           205,948         199,141

Capital Leases - Net              3,113             3,914           3,919

Current Assets:
  Cash and cash equivalents       8,032             5,482           4,922
  Accounts receivable - net       3,478           14,474           4,272
  Accrued utility revenues          701             7,170             516
  Unbilled gas costs              9,254            16,759          13,433
  Fuel and other inventories     18,196            17,529          19,428
  Prepayments and other
     current assets               8,789             6,254           9,113

      Total current assets       48,450            67,668          51,684

Deferred Charges and Other Assets:
  Unrecovered deferred
    income taxes                 12,107            12,689          12,090
  Unrecovered environmental
    expenses - incurred           4,453             4,062           3,225
  Unrecovered environmental
    expenses - accrued            5,300             5,300          13,800
  Unrecovered transition
    costs - accrued               2,000             2,000               -
  Other                          13,013            10,537          10,349
      Total deferred charges
          and other assets       36,873            34,588          39,464

Total Assets                   $305,713          $312,118        $294,208


 (See accompanying notes to consolidated condensed financial statements)


            COLONIAL GAS COMPANY AND SUBSIDIARIES
            CONSOLIDATED CONDENSED BALANCE SHEETS
               LIABILITIES AND CAPITALIZATION

                              September 30,     December 31,    September 30,
                                  1994              1993            1993
                              (Unaudited)                       (Unaudited)
                                                (In Thousands)
Capitalization:
  Common equity:
   Common Stock - par value $3.33 per share
     Authorized - 15,000 shares
     Issued and outstanding - 8,177,
      8,030 and 7,981 shares    $27,229           $26,739         $26,576
   Premium on common stock       48,420            45,799          44,883
   Retained earnings             20,364            21,745          17,278
      Total Common equity        96,013            94,283          88,737
  Long-term debt                 77,956            87,432          87,432

      Total capitalization      173,969           181,715         176,169

Capital Lease Obligations         2,417             3,149           3,224

Current Liabilities:
  Current maturities of
    long-term debt                8,446             3,318           3,318
  Current capital lease
    obligations                     697               765             695
  Notes payable                  35,500            32,600          20,200
  Gas inventory purchase
    obligations                  13,647            15,233          14,825
  Accounts payable                6,300            12,161           6,119
  Accrued pipeline charges            -               305             413
  Other                           9,456             9,031          11,809
      Total current liabilities  74,046            73,413          57,379

Deferred Credits and Reserves:
  Deferred income taxes-funded   25,565            23,395          21,357
  Deferred income taxes-unfunded 12,107            12,689          12,090
  Accrued environmental expenses  5,300             5,300          13,800
  Accrued transition costs        2,000             2,000               -
  Other                          10,309            10,457          10,189
      Total deferred credits
       and reserves              55,281            53,841          57,436
Total Capitalization and
      Liabilities              $305,713          $312,118        $294,208


 (See accompanying notes to consolidated condensed financial statements)


           COLONIAL GAS COMPANY AND SUBSIDIAIRIES
       CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                         (UNAUDITED)


                                                Nine Months Ended
                                                   September 30,
                                                 1994         1993
                                                  (In Thousands)

Cash Flows From Operating Activities:
  Net income                                   $  6,226    $  5,077
  Adjustments to reconcile net income
     to net cash                                 13,853      23,084
  Changes in current assets and liabilities      13,785         667

      Net cash provided by operating activities  33,864      28,828

Cash Flows From Investing Activities:
  Capital expenditures                          (19,071)    (16,744)
  Change in deferred accounts                    (4,714)     (1,768)

      Net cash used in investing activities     (23,785)    (18,512)

Cash Flows From Financing Activities:
  Dividends paid on Common Stock                 (7,607)     (7,315)
  Issuance of Common Stock                        3,111       3,204
  Issuance of long-term debt                        721           -
  Retirement of long-term debt                   (5,068)     (1,500)
  Change in notes payable                         2,900      (4,300)
  Change in gas inventory purchase obligations   (1,586)         84
      Net cash used in financing activities      (7,529)     (9,827)

Net increase in cash and cash equivalents         2,550         489
Cash and cash equivalents at beginning of period  5,482       4,433

Cash and cash equivalents at end of period     $  8,032     $ 4,922

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
      Interest - net of amount capitalized     $  6,383     $ 6,096

      Income and franchise taxes               $  5,947     $ 4,153

 (See accompanying notes to consolidated condensed financial statements)


           COLONIAL GAS COMPANY AND SUBSIDIAIRIES
       CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                         (UNAUDITED)


                                                Twelve Months Ended
                                                   September 30,
                                                 1994         1993
                                                  (In Thousands)

Cash Flows From Operating Activities:
  Net income                                   $13,172     $10,644
  Adjustments to reconcile net income
    to net cash                                 15,987      12,539
  Changes in current assets and liabilities      1,199       2,680

      Net cash provided by operating activities 30,358      25,863

Cash Flows From Investing Activities:
  Capital expenditures                         (27,836)    (26,639)
  Change in deferred accounts                   (3,292)       (557)

      Net cash used in investing activities    (31,128)    (27,196)

Cash Flows From Financing Activities:
  Dividends paid on Common Stock               (10,086)     (9,697)
  Issuance of Common Stock                       4,190       4,369
  Issuance of long-term debt                       721           -
  Retirement of long-term debt                  (5,068)     (4,500)
  Change in notes payable                       15,300      12,400
  Change in gas inventory purchase obligations  (1,177)      1,729
      Net cash provided by financing activities  3,880       4,301

Net increase in cash and cash equivalents        3,110       2,968
Cash and cash equivalents at beginning of period 4,922       1,954

Cash and cash equivalents at end of period    $  8,032    $  4,922

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
      Interest - net of amount capitalized    $  9,269    $  9,197

      Income and franchise taxes              $  6,734    $  4,160

 (See accompanying notes to consolidated condensed financial statements)


            COLONIAL GAS COMPANY AND SUBSIDIARIES
    NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                         (UNAUDITED)


1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1994 and 1993 and results of operations for the three, nine and twelve month periods ended September 30, 1994 and 1993 and cash flows for the nine and twelve month periods ended September 30, 1994 and 1993.

2. Due to the significant impact of gas used for space heating during the heating season (November-April) and the Company's seasonal rate structure, the results of operations for the three month and nine month periods ending September 30, 1994 and 1993 are not necessarily indicative of the results to be expected for the full year.

3. During the nine months ended September 30, 1994, the Company issued 147,000 shares of Common Stock, $3.33 par value, under a Dividend Reinvestment and Common Stock Purchase Plan and under Employee Savings Plans. As a result, Common Stock, $3.33 par value, increased $490,000 and Premium on Common Stock increased $2,621,000.

4. On October 20, 1994, the Massachusetts Department of Public Utilities (DPU) ruled that Massachusetts gas utilities may continue to recover from customers through the cost of gas adjustment clause (CGAC) FERC Order 636 - related transition costs passed on to them by interstate gas pipeline companies.

5.    Contingencies

      Reference is made to Note J/Contingencies of the Notes to Consolidated Financial Statements contained within the Company's 1993 Annual Report to Stockholders.


Item 2.  Management's Discussion and Analysis of Results of Operations
           and Financial Condition

Results of Operations

       Three Months Ended September 30, 1994 and 1993

   The Company's net loss for the three months ended September 30, 1994 was $4,834,000, which is 30% or $1,112,000 more than the $3,722,000 loss reported for the same period last year. The principal reasons for this change are described below. The Company typically incurs losses for the second and third quarters while reporting profits for the first and fourth quarters. This is due to significantly higher natural gas sales throughout the colder months to meet customers' heating needs. Approximately 90% of the Company's customers are residential accounts.

   The Company's operating margin increased 12% or $674,000 during the third quarter due to a rate increase effective
November 1, 1993.

   Total operating expenses increased by 14% or $1,507,000 primarily due to a $664,000 increase in depreciation and amortization expense based on higher depreciation rates approved with the Company's 1993 rate increase and a $400,000 increase in bad debt expense.

   Income taxes credit increased $439,000 or 16% due to an increase in operating loss.

   Other operating income declined $250,000 due to lower margins on liquefied natural gas hauling.

   Non-operating income (net of income taxes) declined
$486,000 compared to 1993 which included a non-recurring insurance recovery of $509,000 relating to a discontinued line of business.


        Nine Months Ended September 30, 1994 and 1993

   Net income for the nine months ended September 30, 1994 was $6,226,000, compared to $5,077,000 for the comparable
1993 period. This $1,149,000 or 23% increase is due to factors described below.

   The Company's operating margin increased 11% or $5,280,000 during the period due to higher firm gas sales (resulting from annualized customer growth of 2% and weather which was 2.3% colder than the comparable period in the prior year and 11% colder than normal) and a 4.9% rate increase effective November 1, 1993.

   Total operating expenses increased by 11% or $4,109,000, of which depreciation and amortization expense increased
$1,926,000 due to higher depreciation rates approved with the Company's 1993 rate increase. Operations expense increased by $1,488,000 -- which includes $1,087,000 in higher payroll costs caused primarily by responding to the effects of the extremely cold weather during the first quarter of 1994 and $456,000 in increased bad debt expense.

   Income taxes increased $505,000 or 17% due to a higher level of income subject to tax.

   Other operating income increased $1,250,000 due to improved results for Transgas. This increase reflects heightened demand for Transgas' liquefied natural gas (LNG) delivery and vaporization services resulting from the extremely cold winter of 1993-94.


       Twelve Months Ended September 30, 1994 and 1993

   Net income for the twelve-month period ending September
30, 1994 was $13,172,000 compared to $10,644,000 for the
same period in 1993. This 24% or $2,528,000 increase is due to factors described below.

   The Company's operating margin increased 11% or $7,750,000 during the period due to higher firm gas sales resulting from continued customer growth and an increase in rates effective November 1, 1993. Weather was 1.6% colder than the comparable prior twelve-month period and 9.1% colder than normal.

   Total operating expenses increased by 9.4% or $4,556,000, of which depreciation and amortization expense increased $2,309,000 due to higher depreciation rates approved with the Company's 1993 rate increase. Operations expense increased by $1,512,000 -- which includes higher payroll costs caused primarily by responding to the effects of the extremely cold weather during the first quarter of 1994 and increased bad debt expense.

   Income taxes increased $1,293,000 or 20% due to a higher level of income subject to tax.

   Other operating income increased $1,493,000 due to the significant increase in LNG delivery and vaporization services provided by Transgas resulting from the heightened demand for LNG as a result of the extremely cold 1993-94 winter.

   Non-operating income (net of income taxes) for the 1993 period included non-recurring insurance settlements of $815,000 related to environmental matters and a discontinued line of business.
Liquidity and Capital Resources

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

                 PART II - OTHER INFORMATION

Item 5.  Other Information

    The DPU recently opened a generic investigation to study the appropriateness of implementing incentive regulation for electric and gas companies. The concept of incentive regulation was promoted by Colonial in the DPU's recently completed proceeding on mergers and acquisitions as a potentially more efficient way to encourage safe, reliable and least cost utility service. The Company filed initial comments on November 1, 1994. Upon review of all electric and gas companies' comments, the DPU will determine if a public hearing is appropriate. The DPU has stated that it intends to issue a "policy statement" regarding incentive regulation in early 1995.


Item 6.  Exhibits and Reports on Form 8-K

a.  List of Exhibits

    None

b.  Reports on Form 8-K

    There were no reports filed on Form 8-K for the quarter ended September 30, 1994.



                         SIGNATURES


    Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   COLONIAL GAS COMPANY
                                          (Registrant)


Date: November 10, 1994             F.L. Putnam III
                                    President


Date: November 10, 1994             Nickolas Stavropoulos
                                    Vice President - Finance and
                                    Chief Financial Officer



[END OF COLONIAL GAS COMPANY FORM 10-Q FOR THE PERIOD
             ENDED SEPTEMBER 30, 1994]