Form 10-K
COLONIAL GAS CO
filed 1995-03-24
CIK 60653

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K

 X     Annual Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

       For the fiscal year ended December 31, 1994

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 1995 was $175,049,871.

     The number of shares of the registrant's common stock outstanding as of March 1, 1995 was 8,237,641.

               DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the annual report to stockholders for the year ended December 31, 1994 are incorporated by reference into Part II and Part IV. Portions of the proxy statement for the 1995 annual meeting of stockholders are incorporated by reference into
Part III.


                      COLONIAL GAS COMPANY

                 FORM 10-K ANNUAL REPORT - 1994

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



                              PART I

Item 1. Business

                           THE COMPANY

     Colonial Gas Company ("Colonial" or the "Company"), a Massachusetts corporation formed in 1849, is primarily a regulated natural gas distribution utility. The Company serves 136,000 utility customers in 24 municipalities located northwest of Boston and on Cape Cod. Through its wholly-owned energy trucking subsidiary, Transgas Inc. ("Transgas"), the Company also provides over-the-road transportation of liquefied natural gas ("LNG"), propane and other commodities.

     The Company's corporate office is located at 40 Market
Street, Lowell, Massachusetts 01852. The telephone number is
(508) 458-3171.

     The Company's combined natural gas distribution service areas in the Merrimack Valley region northwest of Boston and on Cape Cod cover approximately 622 square miles with a year-round population of approximately 500,000, which increases by approximately 350,000 during the summer tourist season on Cape Cod. The Company is serving approximately 48% of potential customers in its service areas. Of its 136,000 customers, approximately 90% are residential accounts. The Company added 4,456 firm customers in 1994. The Company's growth has been based on new residential construction in its service areas and conversions to gas from other energy sources for existing homes and businesses. Of the total number of new customers in 1994, 45% converted from other fuels and 55% were new construction.

     The Company's 1994 consolidated operating revenues were derived 63% from firm gas sales to residential customers, 34% from firm gas sales to commercial and industrial customers, 2% from non-firm customers and 1% from firm transportation customers. For the year 1994, the Company sold 19,445 MMcf of gas, of which 12,311 MMcf was sold in the Merrimack Valley area and 7,134 MMcf in the Cape Cod area. At December 31, 1994, 90% of the Company's residential customers used gas as their source of heating fuel. The demand for the products and services furnished by the Company is to a great extent seasonal, being heaviest in the colder months.

     At December 31, 1994, the Company had 470 full-time and 52 part-time gas employees. Of those employees, 98 are covered by a collective bargaining agreement with the United Steelworkers of America which expires in April 1996 and 77 are covered by a separate collective bargaining agreement with the United Steelworkers of America which expires in February 2000. In addition, Transgas employs 93 full-time employees of which 67 are covered by a collective bargaining agreement with the International Brotherhood of Teamsters which expires in June 1996.


        GAS SUPPLY, TRANSPORTATION AND STORAGE RESOURCES

     In 1992, the Federal Energy Regulatory Commission ("FERC") issued Order 636, which required interstate natural gas pipeline companies to separate the supply, transportation and storage components of their services. Intended to increase competition in the natural gas industry, Order 636 enables local distribution companies ("LDCs") who formerly received bundled service from the pipelines to negotiate directly with suppliers of gas. It also gives LDCs greater responsibility for managing the pipeline transportation and storage resources which are required to get that supply to their systems from source areas. By the end of 1993, all interstate natural gas pipelines had implemented restructuring programs pursuant to Order 636. Consequently, 1994 marked the first full year in which LDCs such as the Company were responsible for managing their own supply, transportation capacity and storage resources.

     In general the Company pays negotiated rates for pipeline-transported supplies and tariffed rates (approved by FERC) for pipeline transportation and storage services. The Company currently meets its supply requirements through a combination of firm and spot purchases of pipeline-transported supply, supply from underground storage, liquefied natural gas ("LNG") and propane.
The following table shows the Company's sources of firm supply available to meet its gas requirements and the actual components of gas sendout for each of the last three years:

                                1994            1993            1992
                             MMcf(a)    %    MMcf(a)    %    MMcf(a)    %

Firm Pipeline
 Transportation Capacity      28,993          26,239          24,933

Firm Gas Supply Sources(b)
  Contracts for Pipeline-
     Transported  Gas(c)      19,631   72     19,731   74          -    -
  Contracts with Pipelines         -    -          -    -     24,933   81
  LNG contracts                4,050   15      3,450   13      3,125   10
  Storage inventory at
   January 1(d)                3,587   13      3,417   13      2,786    9

     Total Available          27,268  100     26,598  100     30,844  100

Gas Sendout
  Pipeline-Transported
   Supplies(e)                14,392   72     14,982   74     16,633   80
  Supplemental Supplies:
     Underground storage       3,112   16      3,501   17      2,666   13
   LNG-as liquid               1,129    6        907    4        564    2
   LNG-as vapor                1,236    6        915    5      1,095    5
   Propane-air                    25    -          8    -          9    -

     Total Sendout            19,894  100     20,313  100     20,967  100


Ratio of available firm supply
  to sendout (f)                   1.37           1.31            1.47

_________________________

  (a) The term "MMcf" means one million cubic feet of vapor or vapor equivalent.

  (b) 1994 and 1993 reflect the Company's portfolio of firm supply sources subsequent to FERC Order 636, calculated on an annualized basis.

  (c) The Company's firm supply purchase contracts are structured to enable the Company to purchase volumes equivalent to the total amount of its firm pipeline capacity to its distribution system during the winter or peak demand season, but less than total firm pipeline capacity during the off-peak season. Accordingly, the total supply purchase contract volumes shown are less than total firm transportation capacity for 1994 and 1993.

  (d) The Company's storage inventory is drawn down and refilled throughout the year depending upon the availability and price of gas sources and upon the requirements of the Company's customers. The Company's current level of underground storage inventory capacity is 4,645 MMcf.

  (e) The Company previously differentiated its pipeline-transported supply sendout between firm and spot sources.
     The Company now reports these volumes on an aggregate basis.

  (f) The Company's ratio of available firm supply to sendout was determined by dividing total firm gas supply sources by total sendout.

     Based upon its firm contracts for transportation, storage, supply and other supplemental sources, the Company expects to be able to meet the gas requirements of its firm sales customers for the foreseeable future. Additional information concerning the Company's firm resources of gas transportation, storage and supply for each of its two service territories is set forth below.

Merrimack Valley Service Area Resources

     The Company maintains three firm contracts with the Tennessee Gas Pipeline Company ("Tennessee") for the transportation of supply to the Merrimack Valley service area. The first contract provides for the firm transportation of 25,196 Mcf per day and will be in effect until November 1, 2000 and year to year thereafter unless terminated upon twelve months prior written notice. The second firm transportation contract is for 17,300 Mcf per day and will be in effect until April 1, 2013 and year to year thereafter unless terminated upon twelve months prior written notice. During the off-peak season (April 1 through October 31), the Company assigns this 17,300 Mcf per day of transportation capacity and associated supply to an independently owned, 84 MW cogeneration facility located in the Company's service territory. The third firm transportation service contract with Tennessee is utilized in conjunction with the Iroquois Pipeline System ("Iroquois") to deliver 6,000 Mcf per day of Canadian supplies to the Company. Of this amount, 4,000 Mcf per day can also be transported to the Cape Cod service area on a firm basis via the Algonquin Gas Transmission Company ("Algonquin") system. This third Tennessee contract, as well as the related Iroquois contract, is in effect until November 1, 2011 and continues year to year thereafter unless terminated by twelve months prior written notice.

     In addition, the Company contracts for underground storage service which, in conjunction with two Tennessee firm transportation contracts, provide an additional 23,587 Mcf per day of firm deliverability. The Company has storage capacity of 2,000,000 Mcf and firm deliverability of 16,083 Mcf per day under its contract with the National Fuel Gas Supply Corporation, formerly known as Penn-York Energy Corporation, ("National Fuel"). In order to deliver these volumes, the Company has a firm transportation contract with Tennessee for 16,083 Mcf per day. Both the National Fuel and Tennessee contracts expire on March 31, 1996 and will continue from year to year thereafter unless terminated upon twelve months prior written notice. The Company also has a contract with Tennessee for an additional 1,053,898 Mcf of storage space and 14,150 Mcf per day of withdrawal capacity. In order to deliver these volumes, the Company has a separate firm transportation contract with Tennessee for 7,504 Mcf per day. Both of these contracts continue until November 1, 2000 and from year to year thereafter unless terminated upon twelve months prior written notice.

     The Company's portfolio of firm pipeline-transported supply for the Merrimack Valley area consists principally of four purchase contracts for domestically-produced gas and one purchase contract for Canadian-produced gas. These individually negotiated contracts provide an aggregate of up to 48,496 Mcf per day of firm supply during the peak season (November 1 through March 31). The Massachusetts Department of Public Utilities ("DPU") approved all of these supply contracts in 1994.

     During the peak season, pipeline-transported supply and storage volumes are supplemented by the Company's on-system LNG facility in Tewksbury, Massachusetts which provides up to 60,000
Mcf per day of vaporization capability. This facility also has a liquefaction capacity of 5,000 Mcf per day and can store up to 1,000,000 Mcf at any given time. The Company also owns facilities for the storage of approximately 158,000 Mcf natural gas equivalent of propane which can be vaporized, mixed with air and injected into the Merrimack Valley service area distribution system at a rate of up to approximately 26,000 Mcf per day.

Cape Cod Service Area Resources

     The Cape Cod service area is directly served by the Algonquin pipeline system. The Company maintains fourteen firm transportation agreements with Algonquin which provide an aggregate capacity of approximately 45,368 Mcf per day. Each of these fourteen Algonquin transportation arrangements will be in effect until either October 31, 2012 or October 31, 2013 and will continue year to year thereafter unless terminated upon twelve months prior written notice. Since the Company's firm supplies and storage services are not directly connected to Algonquin, these services are supported by multiple firm transportation and storage services on seven different upstream pipelines.

     The Company's portfolio of pipeline-transported supplies for the Cape Cod area consists principally of three purchase contracts for domestically-produced gas. These individually negotiated contracts provide an aggregate of up to 20,918 Mcf per day of firm supply during the peak season (November 1 through March 31). The DPU approved all of these supply contracts in 1994. The Company also has the ability to deliver up to 4,000 Mcf per day of Canadian supplies to the Cape Cod service area on a firm basis.

     In addition to the contracts for pipeline-transported supply, the Company has five storage contracts to service the Cape Cod area, two of which are on the Texas Eastern Transmission Company ("Texas Eastern") system and three of which are on the CNG Transmission Corporation ("CNG") system. The Company has contracted for underground natural gas storage capacity of approximately 493,486 Mcf with Texas Eastern through the 2012-2013 heating season. The associated firm transportation capacity from Texas Eastern storage provides deliverability of up to 6,969 Mcf per day. The Company has contracted with CNG for underground natural gas storage capacity of approximately 823,529 Mcf through March 31, 2006 and 232,600 Mcf through March 31, 2012. The associated firm transportation capacity from CNG storage provides deliverability of up to 6,442 Mcf per day and Colonial has other arrangements in place by which it may increase that firm deliverability by 6,999
Mcf per day.

     The Company also leases, through 1998, and operates facilities in the Cape Cod service area for the storage (but not the liquefaction) of approximately 180,000 Mcf of LNG. Through May 1995, the Company has contracted with a subsidiary of Algonquin for the additional annual storage capacity of approximately 42,000 Mcf of LNG in a Providence, Rhode Island facility. In addition, the Company has storage for 27,000 Mcf natural gas equivalent of propane.



                       REGULATORY MATTERS
Federal Regulation

     As discussed above, by the end of 1993, all interstate pipelines serving the Company had implemented the unbundling directives of FERC Order 636. Pursuant to these directives, the Company itself now procures all of the gas supplies necessary to meet its load requirements, and manages the transportation and storage services now provided by the pipelines. It is still too early to evaluate the full impact that Order 636 and related FERC directives deregulating the gas industry will have on the Company. While these directives have increased the contracting, resource management and regulatory responsibilities of the Company, they have also created a more competitive market for gas supply and pipeline transportation which facilitates the Company's efforts to achieve savings in its cost of gas. The FERC deregulation directives did not materially affect the Company's results of operations in 1994 and the Company believes that they will continue not to affect materially its results of operations.


State Regulation

     The Company is a public utility subject to the jurisdiction and regulatory authority of the DPU with respect to its rates as well as to the issuance of securities, franchise territory and other related matters. The DPU permits Massachusetts gas companies to utilize a cost of gas adjustment clause ("CGAC") which enables them to pass on to their customers, via their monthly gas bill, changes in the cost of procuring and delivering their gas. Other changes in rates charged to customers are subject to approval by the DPU after formal proceedings.

     The Company periodically receives refunds and charges from its interstate gas transporters related to rate adjustments ordered by the FERC. All of the refunds and charges are returned to or collected from utility customers through the CGAC as approved by the DPU.

     Environmental response costs and demand side management ("DSM") program costs are recovered through the CGAC, as approved by the DPU. The environmental response costs recovered through the CGAC relate to the Company's former gas manufacturing operations, as described under "Environmental Matters". The Company's DSM programs are in their third year and are expected, based on methodology approved by the DPU, to save approximately $25.5 million in gas costs that would have been incurred over the lives of the installed conservation measures. In order to achieve these savings, Colonial and its participating customers will have invested approximately $14 million over the three-year period in customer conservation measures such as insulation, heating system controls and water heating conservation devices. As a result, Colonial expects to reduce customer bills by approximately $11.5 million from the levels they would have been at if no conservation occurred. In addition, the Company is allowed to recover the margins lost as a result of this program and financial incentives based on the attainment of performance goals. The Company anticipates filing in 1995 for approximately $400,000 of financial incentives.

     In 1993, the Company applied for what was only its second base rate increase request since 1984. Effective November 1, 1993, the Company received DPU approval of a settlement agreement that called for a base rate increase designed to produce additional revenues of $6.7 million or 4.9% annually. In addition to this rate increase, the DPU approved a proposal to expand the eligibility criteria for Colonial's discount rate for low-income residential heating customers and allowed the Company to retain 10% of the revenues generated from releasing the Company's interstate pipeline transportation capacity to third parties above an initial threshold of $2,500,000. In 1994, the Company received $3,313,000 of capacity release revenue, $3,232,000 of which was credited back to firm customers and $81,000 of which was retained by the Company.

     In 1993, Colonial began unbundling its firm sales service to commercial and industrial customers by offering a tariffed firm transportation-only service. Pursuant to this service, a customer procures its own gas supply and contracts with Colonial for firm transportation service through Colonial's distribution system. As of December 31, 1994, six customers had opted for tariffed firm transportation service, representing less than 1.5% of the Company's annual firm load.

     In 1994, the DPU opened two industry-wide proceedings which may result in the further unbundling and deregulation of the Company's business. One of those proceedings addresses whether interruptible transportation and interruptible sales service on LDC systems, and the release of interstate pipeline capacity by LDCs, should be structured or priced differently. The DPU has stated that it intends to issue a ruling containing general guidelines on these matters in 1995. The other proceeding addresses whether and how the traditional cost-of-service/rate-of-return method of regulating gas and electric utilities might be replaced with some type of alternative "incentive" method. In a ruling issued on February 24, 1995, the DPU indicated that it has the authority to implement incentive regulation and would be receptive to various types of proposals. The Company is in the process of analyzing specific incentive regulation options which it could propose to the DPU as a means of benefiting its customers and shareholders.


                           COMPETITION

     Massachusetts law protects gas companies from competition with respect to pipeline distribution of gas within its franchise areas by providing that, where a gas company exists in active operation, no other person may lay pipe in the public ways without the approval, after notice and hearing, of the municipal authorities and the DPU. If a municipality desires to enter the gas business, it must take certain procedural steps, including a favorable vote by a majority of the voters in a city election or two-thirds vote at each of two town meetings. In addition, the municipality must purchase the property of any gas company operating in the municipality (if the company elects to sell) to the extent, and at such prices, as may be agreed upon; if no agreement is reached, resolution will be determined by the DPU.

     Although, under a series of FERC orders issued in the late 1980's, certain larger industrial users may attempt to obtain piped gas from other sources and by-pass a utility's distribution system, the Company has not seen nor does it believe that these FERC orders will have a material adverse effect on its business, in part because large industrial users are not a significant part of its customer base.

     In addition, as a result of FERC Order 636 and related directives, more opportunities exist for commercial and industrial customers in the Company's franchise areas to purchase gas supply and pipeline transportation from entities other than the Company, and then contract with Colonial for transportation-only service through the Company's distribution system. The Company provides such transportation-only service to commercial and industrial customers on either a firm basis or an interruptible basis. While firm transportation service may displace firm gas sales by the Company, this service assists qualifying customers in obtaining the lowest possible gas costs while still contributing to the profit margin of the Company. Profit margins from interruptible sales and interruptible transportation currently result in lower gas costs which are passed through to firm sales customers in the CGAC and, therefore, do not directly affect operating margin or net income. As discussed above in "State Regulation", however, the DPU is investigating whether current interruptible sales and interruptible transportation practices should be changed.

     Fuel oil suppliers, electric utilities and propane suppliers provide competition generally for residential, commercial and industrial customers. Interruptible sales are generally in competition with No. 6 fuel oil which most of the interruptible customers are equipped to use. Lower prices of oil and other fuels may adversely affect the Company's ability to retain or attract customers. The Company's rates for bundled gas service have remained generally competitive with the price of alternative fuels, but the long-term impact of changes in fuel prices and changes in state regulatory policies on the Company and its rates cannot be predicted.


                      ENVIRONMENTAL MATTERS

     The Company is subject to Federal and state laws and regulations dealing with environmental protection. Compliance with such environmental laws and regulations has resulted in increased costs with respect to the Company's existing operations.

     Working with the Massachusetts Department of Environmental Protection, the Company is engaged in site assessments and evaluation of remedial options for contamination that has been attributed to the Company's former gas manufacturing site and at various related disposal sites. During 1990, the DPU ruled that Colonial and eight other Massachusetts gas distribution companies can recover environmental response costs related to former gas manufacturing operations over a seven-year period, without carrying costs, through the CGAC. Through December 31, 1994, the Company had incurred environmental response costs of $2,608,000 related to the former gas manufacturing site and $6,463,000 on the related disposal sites. The Company expects to continue incurring costs arising from these environmental matters.

     As of December 31, 1994, the Company has recorded on the balance sheet a long-term liability of $3,800,000 representing estimated future response costs relating to these sites based on the Company's preferred methods of remediation, of which $2,038,000 relates to the gas manufacturing site. Based upon the DPU order approving rate recovery of environmental response costs, a regulatory asset of $3,800,000 has been recorded on the balance sheet ("Unrecovered Environmental Costs Accrued"). Actual environmental response costs to be incurred depends on various factors, and therefore future costs may differ from the amount currently recorded as a liability.

     As of December 31, 1994, the Company had settled claims relating to these matters with all liability insurers and other known potentially responsible parties ("PRP"). In accordance with the DPU order referred to above, half the costs incurred in pursuing insurers and other PRP are recovered from the ratepayers through the CGAC and half are initially borne by the Company. Also, per this order, any insurance and other proceeds are applied first to the Company's costs of pursuing recovery from insurers and other PRP, with the remainder divided equally between the ratepayers and shareholders.

     The table below summarizes the environmental response costs incurred and insurance and other proceeds received relating to these environmental response costs:

(In Thousands)    Response Costs           Insurance and Other Proceeds
                     Recovered   Period                   Recorded as Non-
                       from      of Rate   Returned to    Operating Income
Year        Incurred  Customers  Recovery  Customers      Net of Taxes

1988        $   853    $   610   1990-1997         -             -
1989          4,031      2,879   1990-1997         -             -
1990            639        365   1991-1998         -             -
1991            374        160   1992-1999   $   851       $   525
1992            617        176   1993-2000     1,121           673
1993          1,236        175   1994-2001       469           290
1994          1,321          -   1995-2002       122            75

Total        $9,071     $4,365                $2,563        $1,563

                          TRANSGAS INC.

     Transgas primarily provides over-the-road transportation of LNG, propane and other commodities. Transgas acts as a common and contract carrier for approximately 55 commercial and gas utility customers located in the eastern half of the United States. Canadian over-the-road transportation services are also available through CGI Transport Limited, which is a wholly-owned subsidiary of Transgas. Transgas also provides a unique LNG portable pipeline service, which permits gas utilities to provide continuous supply of natural gas to communities while the pipeline supply is temporarily interrupted during scheduled maintenance, upgrading and recertification, or during emergency interruption.

     Transgas has both common and contract carrier authorization issued by the Interstate Commerce Commission for its interstate trucking activities. Transgas also maintains several intrastate authorizations with various state public service commissions. Transgas is subject to various regulations applicable to common and contract carriers, including accounting matters, safety matters, rates charged and various fiscal matters.

     Transgas had revenues of $12.1 million in 1994. Approximately 66% of Transgas' revenue in 1994 was derived from transporting Algerian LNG from the Distrigas import terminal, which is located in Everett, Massachusetts. Transgas' revenues increased $4.7 million or 58% over 1993 primarily due to the extremely cold weather in the first quarter of 1994 which generated a significant increase in demand for the truck transportation of LNG and propane throughout the first three quarters of 1994.

     Transgas provides over-the-road transportation services by utilizing a fleet of 47 tractors. Transgas operates 56 trailers which are specifically designed for the transportation of LNG and other cryogenic liquids. Of those cryogenic transport trailers, 21 are leased to Transgas on a long-term basis. In addition, Transgas has 24 trailers which are designed for the transportation of propane. Of those propane transport trailers, 4 are leased to Transgas on a long-term basis. In addition to the equipment described above, Transgas also has 13 trailers which are designed for carrying portable LNG vaporizers, as well as 2 flat bed trailers and 2 van trailers.

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

                                                             Affiliated with
   Name and Age               Position with Company           Company Since

Frederic L. Putnam, Jr. (70)  Chairman and                          1953
                                Senior Executive Officer
Frederic L. Putnam, III (49)  President and                         1975
                                Chief Executive Officer
Charles W. Sawyer (49)        Executive Vice President and          1976
                                Chief Operating Officer
Nickolas Stavropoulos (37)    Executive Vice President -            1979
                                Finance, Marketing, and
                                Chief Financial Officer
John P. Harrington (52)       Senior Vice President -               1966
                                Gas Supply and
                                Assistant to the President
Victor W. Baur (51)           President - Transgas Inc.             1972
Dennis W. Carroll (48)        Vice President and Treasurer          1990
Charles A. Cook (42)          Vice President and General Counsel    1978

     Mr. Putnam, Jr. has been Chairman of the Board of Directors since 1981 and the Senior Executive Officer since February 1995 and before that the Chief Executive Officer since 1977. He has also been a Director since 1973.

     Mr. Putnam, III, the son of F.L. Putnam, Jr., has been President and Chief Executive Officer since February 1995. He had been President since May 1994. He had been Executive Vice President and General Manager from April 1993 until May 1994 and before that Vice President and General Manager from August 1989 until April 1993. He has also been a Director since November 1991.

     Mr. Sawyer has been Executive Vice President and Chief
Operating Officer since February 1995. He had been Vice President
- Operations since August 1989.

     Mr. Stavropoulos has been Executive Vice President - Finance, Marketing and Chief Financial Officer since February 1995. He had been Vice President - Finance and Chief Financial Officer since August 1989. He has also been a Director since February 1993.

     Mr. Harrington has been Senior Vice President - Gas Supply and Assistant to the President since February 1995. He had been Vice President - Gas Supply since August 1989. He has also been a
Director since February 1993.

     Mr. Baur has been President of Transgas Inc. since July
1990. He had been Executive Vice President - General Manager since 1984. He also became a Director in August 1993.

     Mr. Carroll has been Vice President and Treasurer since
August 1990. Prior to then he was a partner with Grant Thornton, the Company's independent certified public accountants.

     Mr. Cook has been Vice President and General Counsel since
July 1990. He had been Vice President and Counsel since August
1989.

     These officers hold office until the next annual meeting of the Board of Directors or until their successors are duly elected and qualified, subject to earlier removal.

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

     The Company's distribution mains of approximately 2,764 miles are located within public highways under franchises or permits from state or municipal authorities, or on land owned by others under easements or licenses from the owners. The Company's first mortgage bonds are collateralized by utility property.

     Management considers that the Company's properties are adequate for the conduct of its business for the reasonably foreseeable future.

Item 3. Legal Proceedings.

     See Item 1, "Business--Environmental Matters" above, which is incorporated herein.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of the Company's security holders during the quarter ended December 31, 1994.

                             PART II

Item 5. Market for Registrant's Common Stock and Related
Stockholder Matters.

     The information required to be reported hereunder is incorporated by reference to the information reported in the Company's 1994 annual report to stockholders under the caption "Shareholder Information" and under Note D of the "Notes to Consolidated Financial Statements".

Item 6. Selected Financial Data.

     The information required to be reported hereunder is incorporated by reference to the information reported in the Company's 1994 annual report to stockholders under the caption
"Selected Financial Data".

Item 7. Management's Discussion and Analysis of Financial
Condition and Results of Operations.

     The information required to be reported hereunder is incorporated by reference to the information reported in the Company's 1994 annual report to stockholders under the caption
"Management's Discussion and Analysis of Financial Condition and
Results of Operations".

Item 8. Financial Statements and Supplementary Data.

     The information required to be reported hereunder is incorporated by reference to the information reported in the Company's 1994 annual report to stockholders under the following captions: "Consolidated Statements of Income", "Consolidated Balance Sheets", "Consolidated Statements of Cash Flows", "Consolidated Statements of Common Equity", "Notes to Consolidated Financial Statements", "Report of Independent Certified Public Accountants" and "Shareholder Information".

Item 9. Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.

     None.

                            PART III

Item 10. Directors and Executive Officers of the Registrant.

     The information required to be reported hereunder for the Company's Directors is incorporated by reference to the information reported in the Company's Proxy Statement for its 1995 annual meeting of stockholders under the caption "Election of Directors".

     The information required to be reported hereunder for the Executive Officers of the Registrant is incorporated by reference to the information in Item 1A of this Form 10-K under the caption
"Executive Officers of the Registrant".

Item 11. Executive Compensation.

     The information required to be reported hereunder is incorporated by reference to the information reported in the Company's Proxy Statement for its 1995 annual meeting of stockholders under the captions "Executive Compensation" and under the subheading "Directors' Compensation" of the caption "Election of Directors".

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     The information required to be reported hereunder is incorporated by reference to the information reported in the Company's Proxy Statement for its 1995 annual meeting of stockholders under the caption "Security Ownership of Certain Beneficial Owners and Management".

Item 13. Certain Relationships and Related Transactions.

     The information required to be reported hereunder is incorporated by reference to the information reported in the Company's Proxy Statement for its 1995 annual meeting of stockholders under the caption "Election of Directors".

                             PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)  1.    Financial Statements.  The Consolidated Financial
       Statements of the Company (including the Report of Independent Certified Public Accountants) required to be reported herein are incorporated by reference to the information reported in the Company's 1994 annual report to stockholders under the following captions:
       "Consolidated Statements of Income", "Consolidated Balance Sheets", "Consolidated Statements of Cash Flows", "Consolidated Statements of Common Equity", "Notes to Consolidated Financial Statements" and "Report of Independent Certified Public Accountants".

      2.    Financial Statement Schedules.  The following
       Financial Statement Schedules and report thereon are filed as part of this Form 10-K on the pages indicated below:

Schedule
Number          Description

          Report of Independent Certified Public Accountants on Schedule

  II      Valuation and Qualifying Accounts for the three years ended
          December 31, 1994

Schedules other than those listed above are either not required or not applicable, or the required information is shown in the financial statements or notes thereto. Columns omitted from schedules filed have been omitted because the information is not applicable.

      3.    List of Exhibits

Exhibit
Number           Exhibit                        Reference

 3a    Restated Articles of Organization of   Incorporated herein
       Colonial Gas Company, dated April      by reference.
       19, 1989, as amended on July 16,
       1992 and supplemented by a
       certificate of vote of Directors
       establishing a series of a class of
       stock filed on November 30, 1993,
       filed as Exhibit 3(a) to the
       Registrant's Annual Report on Form
       10-K for the fiscal year ended
       December 31, 1993.

 3b    By-Laws of Colonial Gas Company, as    Incorporated herein
       amended to date, filed as Exhibit      by reference.
       3(b) to the Registrant's Annual
       Report on Form 10-K for the fiscal
       year ended December 31, 1993.

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

 4c    Credit Agreement for Colonial Gas      Incorporated herein
       Company, dated as of June 27, 1990,    by reference.
       filed as Exhibit 10(a) to Form 8-K
       of the Registrant for the quarter
       ended June 30, 1990, as amended on
       December 24, 1991, filed as Exhibit
       4(j) to Form 10-K of the Registrant
       for the year ended December 31,
       1991, as amended on July 27, 1993,
       filed as Exhibit 4(a) to Form 10-Q
       of the Registrant for the quarter
       ended June 30, 1993, as amended on
       June 16, 1994 filed as Exhibit 4(a)
       to Form 10-Q of the Registrant for
       the quarter ended June 30, 1994, as
       amended on July 13, 1994 filed as
       Exhibit (4b) to Form 10-Q of the
       Registrant for the quarter ended
       June 30, 1994.

 4d    Credit Agreement for Massachusetts     Incorporated herein
       Fuel Inventory Trust, dated as of      by reference.
       June 27, 1990, filed as Exhibit
       10(b) to Form 8-K of the Registrant
       for the quarter ended June 30, 1990,
       as amended on July 27, 1993, filed
       as Exhibit 4(b) to Form 10-Q of the
       Registrant for the quarter ended
       June 30, 1993, as amended on June
       16, 1994 filed as Exhibit 4(c) to
       Form 10-Q of the Registrant for the
       quarter ended June 30, 1994, as
       amended on July 13, 1994 filed as
       Exhibit 4(d) to Form 10-Q of the
       Registrant for the quarter ended
       June 30, 1994.

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

 10d   Gas Transportation Contract for Firm   Incorporated herein
       Reserved Service with Iroquois,        by reference.
       dated February 7, 1991, filed as
       Exhibit 10(v) to the Registrant's
       Annual Report on Form 10-K for the
       fiscal year ended December 31, 1990.

 10e   Firm Natural Gas Transportation        Incorporated herein
       Agreement between Tennessee Gas        by reference.
       Pipeline Company and Colonial Gas
       Company (under Rate Schedule NET-
       NE), dated February 7, 1991, filed
       as Exhibit 10(ff) to the
       Registrant's Annual Report on Form
       10-K for the fiscal year ended
       December 31, 1991.

 10f   Gas Transportation Contract for Firm   Incorporated herein
       Reserved Service between Iroquois      by reference.
       Gas Transmission System, L.P. and
       Colonial Gas Company, dated November
       25, 1991, filed as Exhibit 10(gg) to
       the Registrant's Annual Report on
       Form 10-K for the fiscal year ended
       December 31, 1992.

 10g   Service Agreement between Algonquin    Incorporated herein
       Gas Transmission Company and           by reference.
       Colonial Gas Company (under Rate
       Schedule AFT-E), dated June 1, 1993,
       filed as Exhibit 10(p) to the
       Registrant's Annual Report on Form
       10-K for the fiscal year ended
       December 31, 1993.

 10h   Service Agreement between Algonquin    Incorporated herein
       Gas Transmission Company and           by reference.
       Colonial Gas Company (under Rate
       Schedule AFT-1), dated June 1, 1993,
       filed as Exhibit 10(q) to the
       Registrant's Annual Report on Form
       10-K for the fiscal year ended
       December 31, 1993.

 10i   Service Agreement between Algonquin    Incorporated herein
       Gas Transmission Company and           by reference.
       Colonial Gas Company (under Rate
       Schedule AFT-1), dated June 1, 1993,
       filed as Exhibit 10(r) to the
       Registrant's Annual Report on Form
       10-K for the fiscal year ended
       December 31, 1993.

 10j   Service Agreement between Algonquin    Incorporated herein
       Gas Transmission Company and           by reference.
       Colonial Gas Company (under Rate
       Schedule AFT-1), dated June 1, 1993,
       filed as Exhibit 10(s) to the
       Registrant's Annual Report on Form
       10-K for the fiscal year ended
       December 31, 1993.

 10k   Service Agreement between Algonquin    Incorporated herein
       Gas Transmission Company and           by reference.
       Colonial Gas Company (under Rate
       Schedule AFT-E), dated June 1, 1993,
       filed as Exhibit 10(t) to the
       Registrant's Annual Report on Form
       10-K for the fiscal year ended
       December 31, 1993.

 10l   Service Agreement between Algonquin    Incorporated herein
       Gas Transmission Company and           by reference.
       Colonial Gas Company (under Rate
       Schedule AFT-1), dated June 1, 1993,
       filed as Exhibit 10(u) to the
       Registrant's Annual Report on Form
       10-K for the fiscal year ended
       December 31, 1993.

 10m   Service Agreement between Algonquin    Incorporated herein
       Gas Transmission Company and           by reference.
       Colonial Gas Company (under Rate
       Schedule AFT-1), dated June 1, 1993,
       filed as Exhibit 10(v) to the
       Registrant's Annual Report on Form
       10-K for the fiscal year ended
       December 31, 1993.

 10n   Service Agreement between Texas        Incorporated herein
       Eastern Transmission Corporation and   by reference.
       Colonial Gas Company (under Rate
       Schedule CDS), dated June 1, 1993,
       filed as Exhibit 10(w) to the
       Registrant's Annual Report on Form
       10-K for the fiscal year ended
       December 31, 1993.

 10o   Service Agreement between Texas        Incorporated herein
       Eastern Transmission Corporation and   by reference.
       Colonial Gas Company (under Rate
       Schedule FT-1), dated June 1, 1993,
       filed as Exhibit 10(x) to the
       Registrant's Annual Report on Form
       10-K for the fiscal year ended
       December 31, 1993.

 10p   Service Agreement between Texas        Incorporated herein
       Eastern Transmission Corporation and   by reference.
       Colonial Gas Company (under Rate
       Schedule FTS-8), dated June 1, 1993,
       filed as Exhibit 10(y) to the
       Registrant's Annual Report on Form
       10-K for the fiscal year ended
       December 31, 1993.

 10q   Service Agreement between Texas        Incorporated herein
       Eastern Transmission Corporation and   by reference.
       Colonial Gas Company (under Rate
       Schedule FTS-7), dated June 1, 1993,
       filed as Exhibit 10(z) to the
       Registrant's Annual Report on Form
       10-K for the fiscal year ended
       December 31, 1993.

 10r   Service Agreement between Texas        Incorporated herein
       Eastern Transmission Corporation and   by reference.
       Colonial Gas Company (under Rate
       Schedule FT-1), dated June 1, 1993,
       filed as Exhibit 10(aa) to the
       Registrant's Annual Report on Form
       10-K for the fiscal year ended
       December 31, 1993.

 10s   Service Agreement between              Incorporated herein
       Transcontinental Gas Pipe Line         by reference.
       Corporation and Colonial Gas Company
       (under Rate Schedule FT), dated June
       1, 1993, filed as Exhibit 10(ee) to
       the Registrant's Annual Report on
       Form 10-K for the fiscal year ended
       December 31, 1993.

 10t   Service Agreement between Texas        Incorporated herein
       Eastern Transmission Corporation and   by reference.
       Colonial Gas Company (under Rate
       Schedule FT-1), dated June 1, 1993.

 10u   Firm Gas Transportation Agreement      Incorporated herein
       between Koch Gateway Pipeline          by reference.
       Company and Colonial Gas Company,
       dated December 1, 1993, filed as
       Exhibit 10(gg) to the Registrant's
       Annual Report on Form 10-K for the
       fiscal year ended December 31, 1993.

 10v   Service Agreement between Algonquin    Incorporated herein
       Gas Transmission Company and           by reference.
       Colonial Gas Company (under Rate
       Schedule AFT-1), dated August 1,
       1993, filed as Exhibit 10(ll) to the
       Registrant's Annual Report on Form
       10-K for the fiscal year ended
       December 31, 1993.

 10w   Gas Storage Contract between           Incorporated herein
       Tennessee Gas Pipeline Company and     by reference.
       Colonial Gas Company (under Rate
       Schedule FS), dated September 1,
       1993, filed as Exhibit 10(mm) to the
       Registrant's Annual Report on Form
       10-K for the fiscal year ended
       December 31, 1993.

 10x   Gas Transportation Agreement between   Incorporated herein
       Tennessee Gas Pipeline Company and     by reference.
       Colonial Gas Company (under Rate
       Schedule FT-A), dated September 1,
       1993, filed as Exhibit 10(nn) to the
       Registrant's Annual Report on Form
       10-K for the fiscal year ended
       December 31, 1993.

 10y   Gas Transportation Agreement between   Incorporated herein
       Tennessee Gas Pipeline Company and     by reference.
       Colonial Gas Company (under Rate
       Schedule FT-A), dated September 1,
       1993, filed as Exhibit 10(oo) to the
       Registrant's Annual Report on Form
       10-K for the fiscal year ended
       December 31, 1993.

 10z   Gas Transportation Agreement between   Incorporated herein
       Tennessee Gas Pipeline Company and     by reference.
       Colonial Gas Company (under Rate
       Schedule FT-A), dated September 1,
       1993, filed as Exhibit 10(pp) to the
       Registrant's Annual Report on Form
       10-K for the fiscal year ended
       December 31, 1993.

10aa   Service Agreement between Algonquin    Incorporated herein
       Gas Transmission Company and           by reference.
       Colonial Gas Company (under Rate
       Schedule FST-LG), dated October 1,
       1993, filed as Exhibit 10(qq) to the
       Registrant's Annual Report on Form
       10-K for the fiscal year ended
       December 31, 1993.

10bb   Service Agreement between CNG          Incorporated herein
       Transmission Corporation and           by reference.
       Colonial Gas Company (under Rate
       Schedule FTNN), dated October 1,
       1993, filed as Exhibit 10(rr) to the
       Registrant's Annual Report on Form
       10-K for the fiscal year ended
       December 31, 1993.

10cc   Service Agreement between CNG          Incorporated herein
       Transmission Corporation and           by reference.
       Colonial Gas Company (under Rate
       Schedule GSS), dated October 1,
       1993, filed as Exhibit 10(ss) to the
       Registrant's Annual Report on Form
       10-K for the fiscal year ended
       December 31, 1993.

10dd   Service Agreements between CNG         Incorporated herein
       Transmission Corporation and           by reference.
       Colonial Gas Company (under Rate
       Schedule GSS-II), dated September
       30, 1993, filed as Exhibit 10(tt) to
       the Registrant's Annual Report on
       Form 10-K for the fiscal year ended
       December 31, 1993.

10ee   Service Agreement between Texas        Incorporated herein
       Eastern Transmission Corporation and   by reference.
       Colonial Gas Company (under Rate
       Schedule FT-1), dated October 1,
       1993, filed as Exhibit 10(uu) to the
       Registrant's Annual Report on Form
       10-K for the fiscal year ended
       December 31, 1993.

10ff   Gas Transportation Agreement between   Incorporated herein
       Tennessee Gas Pipeline Company and     by reference.
       Colonial Gas Company (under Rate
       Schedule FT-A), dated September 1,
       1993, filed as Exhibit 10(vv) to the
       Registrant's Annual Report on Form
       10-K for the fiscal year ended
       December 31, 1993.

10gg   Service Agreement between National     Incorporated herein
       Fuel Gas Supply Corporation and            by reference.
       Colonial Gas Company (under Rate
       Schedule EFT), dated October 28,
       1993, filed as Exhibit 10(ww) to the
       Registrant's Annual Report on Form
       10-K for the fiscal year ended
       December 31, 1993.

10hh   Gas Transportation Agreement between   Incorporated herein
       Tennessee Gas Pipeline Company and         by reference.
       Colonial Gas Company (under Rate
       Schedule FT-A), dated September 1,
       1993, filed as Exhibit 10(xx) to the
       Registrant's Annual Report on Form
       10-K for the fiscal year ended
       December 31, 1993.

10ii   Service Agreement between Algonquin    Incorporated herein
       Gas Transmission Company and               by reference.
       Colonial Gas Company (under Rate
       Schedule AIT-1), dated September 15,
       1993, filed as Exhibit 10(yy) to the
       Registrant's Annual Report on Form
       10-K for the fiscal year ended
       December 31, 1993.

10jj   Gas Transportation Agreement between  Incorporated herein
       Tennessee Gas Pipeline Company and         by reference.
       Colonial Gas Company (under Rate
       Schedule FT-A), dated October 1,
       1993, filed as Exhibit 10(zz) to the
       Registrant's Annual Report on Form
       10-K for the fiscal year ended
       December 31, 1993.

10kk   Service Agreement between Texas            Filed herewith as
       Eastern Transmission Corporation and       Exhibit 10kk.
       Colonial Gas Company (under Rate
       Schedule FT-1), dated August 18,
       1994.

10ll   Service Agreement between Texas            Filed herewith as
       Eastern Transmission Corporation and       Exhibit 10ll.
       Colonial Gas Company (under Rate
       Schedule FSS-1), dated August 29,
       1994.

10mm   Service Agreement between Texas            Filed herewith as
       Eastern Transmission Corporation and       Exhibit 10mm.
       Colonial Gas Company (under Rate
       Schedule CDS), dated August 29,
       1994.

10nn   Service Agreement between Texas            Filed herewith as
       Eastern Transmission Corporation and       Exhibit 10nn.
       Colonial Gas Company (under Rate
       Schedule CDS), dated August 29,
       1994.

10oo   Service Agreement between Texas            Filed herewith as
       Eastern Transmission Corporation and       Exhibit 10oo.
       Colonial Gas Company (under Rate
       Schedule SS-1), dated November 30,
       1994.

10pp   Service Agreement between Texas            Filed herewith as
       Eastern Transmission Corporation and       Exhibit 10pp.
       Colonial Gas Company (under Rate
       Schedule FSS-1), dated November 30,
       1994.

10qq   Letter Agreement between Algonquin         Filed herewith as
       Gas Transmission Company and               Exhibit 10qq.
       Colonial Gas Company, regarding
       transfer of transportation
       entitlements, dated March 28, 1994.

10rr   Capacity Release Umbrella Agreement        Filed herewith as
       between Algonquin Gas Transmission         Exhibit 10rr.
       Company and Colonial Gas Company
       (under Rate Schedules AFT-1 and AFT-
       1S), dated September 14, 1994.

10ss   Service Agreement between Algonquin        Filed herewith as
       Gas Transmission Company and               Exhibit 10ss.
       Colonial Gas Company (under Rate
       Schedule AFT-1), dated November 1,
       1994.

10tt   Service Agreement between Algonquin        Filed herewith as
       Gas Transmission Company and               Exhibit 10tt.
       Colonial Gas Company (under Rate
       Schedule AFT-1), dated November 1,
       1994.

10uu   Lease Agreement, dated as of May 1,      Incorporated herein
       1982, with Olde Market House             by reference.
       Associates of Lowell, filed as
       Exhibit 10(y) to the Registrant's
       Annual Report on Form 10-K for the
       fiscal year ended December 31, 1982.

10vv   Lease of Equipment from The National     Incorporated herein
       Shawmut Bank of Boston (now Shawmut,     by reference.
       Bank N.A.) as Trustee, as Lessor
       dated as of May 1, 1973, filed as
       Exhibit 13(c) to Colonial Gas Energy
       System's Registration Statement on
       Form S-1.  Commission File No. 2-
       54673.

10ww   Form Employment Agreement for            Incorporated herein
       corporate officers, filed as Exhibit     by reference.
       10(kk) to the Registrant's Annual
       Report on Form 10-K for the fiscal
       year ended December 31, 1992.

10xx   Rate increase deferral incentive           Filed herewith as
       policy, dated January 1, 1995.             Exhibit 10xx.

 13a   Those portions of the 1994 Annual          Filed herewith as
       Report to Stockholders which have          Exhibit 13a.
       been incorporated by reference in
       Part II Items 5 - 8 and Part IV Item
       14 part a 1.

 21a   Subsidiaries of the Registrant.            Filed herewith as
                                                  Exhibit 21a.

 23a   Consent of Independent Certified           Filed herewith as
       Public Accountants.                        Exhibit 23a.
____________________

EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

  Exhibits 10ww and 10xx above are management contracts or compensatory plans or arrangements in which the executive officers of the Company participate.

(b)  Reports on Form 8-K.

  A report on Form 8-K was filed on November 16, 1994 reporting the Company's announcement of an early retirement program and closing of its two retail appliance stores.



      REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULE



To the Shareholders of
Colonial Gas Company


In connection with our audit of the consolidated financial statements of Colonial Gas Company and subsidiaries referred to in our report dated January 18, 1995, which is included in the 1994 Annual Report to Stockholders and incorporated by reference in Part II of this Form 10-K, we have also audited the schedule listed at Part IV, Item 14(a)2. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.



                                   GRANT THORNTON LLP

Boston, Massachusetts
January 18, 1995


                                                         SCHEDULE II

              COLONIAL GAS COMPANY AND SUBSIDIARIES
                VALUATION AND QUALIFYING ACCOUNTS
           For the Three Years Ended December 31, 1994
                         (In Thousands)


COLUMN A                 COLUMN B   COLUMN C    COLUMN D      COLUMN E

                                    ADDITIONS
                         BALANCE    CHARGED
                         AT         TO COSTS                  BALANCE AT
                         BEGINNING  AND                       END OF
DESCRIPTION              OF PERIOD  EXPENSES    DECUCTIONS    PERIOD


                For the Year Ended December 31, 1994

Reserve for              $1,682     $1,803      $1,815   (1)  $1,670
uncollectible accounts

Reserve for insurance    $  598     $  494      $  565        $  527
claims

                For the Year Ended December 31, 1993

Reserve for              $1,187     $2,101      $1,606   (1)  $1,682
uncollectible accounts

Reserve for insurance    $  548     $  616      $  566        $  598
claims

                For the Year Ended December 31, 1992

Reserve for              $ 778      $1,696      $1,287   (1)  $1,187
uncollectible accounts

Reserve for insurance    $   -      $  622      $   74        $  548
claims

_____________________________
(1)  Accounts charged off, net of collections.


                           SIGNATURES

  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         COLONIAL GAS COMPANY                  Date
                         F.L. Putnam, Jr., Chairman          March 24, 1995
                         of the Board of Directors

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature               Title                         Date

F.L. Putnam, Jr.         Senior Executive Officer,           March 24, 1995
                         Director
Nickolas Stavropoulos    Executive Vice President - Finance, March 24, 1995
                          Marketing and Chief Financial Officer,
                          Director (Principal Financial Officer)
D.W. Carroll             Vice President and Treasurer        March 24, 1995
                          (Principal Accounting Officer)
V.W. Baur                Director                            March 24, 1995
A.C. Dudley              Director                            March 24, 1995
J.P. Harrington          Director                            March 24, 1995
H.C. Homeyer             Director                            March 24, 1995
R.L. Hull                Director                            March 24, 1995
D.H. LeVan, Jr.          Director                            March 24, 1995
K.R. Lydecker            Director                            March 24, 1995
F.L. Putnam, III         President and Chief                 March 24, 1995
                          Executive Officer, Director
J.F. Reilly, Jr.         Director                            March 24, 1995
A.B. Sides, Jr.          Director                            March 24, 1995
M.M. Stapleton           Director                            March 24, 1995
C.O. Swanson             Director                            March 24, 1995
G.E. Wik                 Director                            March 24, 1995