Form 10-Q
period 1995-03-31
COLONIAL GAS CO
filed 1995-05-12
CIK 60653

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                          FORM 10-Q


  X   Quarterly Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

       For the quarterly period ended March 31, 1995

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

                    Yes  X              No


     The number of shares of the registrant's common stock, $3.33 par value, outstanding as of May 1, 1995 was 8,271,201.


                    COLONIAL GAS COMPANY

                            INDEX



PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

  Consolidated Condensed Statements of Income -
      Three Months Ended March 31, 1995 and 1994
      Twelve Months Ended March 31, 1995 and 1994

  Consolidated Condensed Balance Sheets -
      March 31, 1995, December 31, 1994 and March 31, 1994

  Consolidated Condensed Statements of Cash Flows -
      Three Months Ended March 31, 1995 and 1994
      Twelve Months Ended March 31, 1995 and 1994

  Notes to Consolidated Condensed Financial Statements

Item 2. Management's Discussion and Analysis of Results of
        Operations and Financial Condition


PART II - OTHER INFORMATION

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K


               PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


            COLONIAL GAS COMPANY AND SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                         (UNAUDITED)
                                         Three Months Ended
                                             March 31,
                                           1995       1994
                                         (In Thousands Except
                                          Per Share Amounts)

Operating Revenues                      $70,353     $86,083
  Cost of gas sold                       34,861      46,209
      Operating Margin                   35,492      39,874

Operating Expenses:
  Operations                              8,252       9,993
  Maintenance                             1,215       1,295
  Depreciation and Amortization           2,522       2,283
  Taxes, other than income                1,356       1,262
      Total Operating Expenses           13,345      14,833

Income Taxes                              7,680       9,284

Utility Operating Income                 14,467      15,757

Other Operating Income:
  Truck transportation revenues           1,762       3,849
  Truck transportation expenses,
    including income taxes and interest  (1,639)     (3,190)
      Truck transportation net income       123         659
  Other, net of income taxes                (45)        (46)
Total Other Operating Income                 78         613
Non-Operating Income, Net                   145          22
Income Before Interest and Debt Expense  14,690      16,392
Interest and Debt Expense                 2,241       1,993
Net Income                              $12,449     $14,399
Average Common Shares Outstanding         8,241       8,048
Income per Average Common Share         $  1.51     $  1.79
Dividends Paid per Common Share         $  .315     $  .310

 (See accompanying notes to consolidated condensed financial statements)


            COLONIAL GAS COMPANY AND SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                         (UNAUDITED)

                                         Twelve Months Ended
                                             March 31,
                                           1995       1994
                                         (In Thousands Except
                                          Per Share Amounts)

Operating Revenues                     $150,529     $174,218
  Cost of gas sold                       76,109       94,113
      Operating Margin                   74,420       80,105

Operating Expenses:
  Operations                             31,263       33,953
  Maintenance                             4,994        4,918
  Depreciation and Amortization           9,474        7,462
  Taxes, other than income                5,016        4,536
  Restructuring charge                    3,185            -
      Total Operating Expenses           53,932       50,869

Income Taxes                              4,260        8,854

Utility Operating Income                 16,228       20,382

Other Operating Income:
  Truck transportation revenues           9,980        9,940
  Truck transportation expenses,
    including income taxes and interest  (9,029)      (8,583)
      Truck transportation net income       951        1,357
  Other, net of income taxes               (151)        (203)
Total Other Operating Income                800        1,154
Non-Operating Income, Net                   688        1,052
Income Before Interest and Debt Expense  17,716       22,588
Interest and Debt Expense                 8,657        8,201
Net Income                              $ 9,059      $14,387
Average Common Shares Outstanding         8,166        7,976
Income per Average Common Share         $  1.11      $  1.80
Dividends Paid per Common Share         $ 1.255      $ 1.235


 (See accompanying notes to consolidated condensed financial statements)


            COLONIAL GAS COMPANY AND SUBSIDIARIES
            CONSOLIDATED CONDENSED BALANCE SHEETS

                           ASSETS

                                  March 31,   December 31,     March 31,
                                    1995          1994           1994
                                 (Unaudited)                  (Unaudited)
                                             (In Thousands)

Utility Property:
At original cost                  $291,235       $287,158       $262,956
  Accumulated depreciation         (68,126)       (65,473)       (60,249)
      Net utility property         223,109        221,685        202,707

Non-Utility Property - Net           3,381          3,479          3,177

      Net property                 226,490        225,164        205,884

Capital Leases - Net                 2,948          2,948          3,362

Current Assets:
  Cash and cash equivalents         10,160          9,026          8,649
  Accounts receivable               25,776         13,846         32,625
      Allowance for doubtful
        accounts                    (2,353)        (1,670)        (3,228)
  Accrued utility revenues           4,932          6,148          5,499
  Unbilled gas costs                     -         12,178          2,942
  Fuel and other inventories        10,355         16,496          9,984
  Prepayments and other
        current assets               5,768          9,544          6,230

      Total current assets          54,638         65,568         62,701

Deferred Charges and Other Assets:
  Unrecovered deferred income
     taxes                          11,277         11,471         12,495
  Unrecovered environmental
     expenses - incurred             4,839          4,577          3,053
  Unrecovered environmental
     expenses - accrued              3,800          3,800          5,300
  Unrecovered transition
     costs - accrued                 4,700          4,700          2,000
  Other                             13,340         13,120         12,262
      Total deferred charges
          and other assets          37,956         37,668         35,110

Total Assets                      $322,032       $331,348       $307,057

 (See accompanying notes to consolidated condensed financial statements)


            COLONIAL GAS COMPANY AND SUBSIDIARIES
            CONSOLIDATED CONDENSED BALANCE SHEETS
               LIABILITIES AND CAPITALIZATION

                                  March 31,   December 31,     March 31,
                                    1995          1994           1994
                                 (Unaudited)                  (Unaudited)
                                             (In Thousands)
Capitalization:
  Common equity:
   Common Stock - par value $3.33 per share
     Authorized - 15,000 shares
     Issued and outstanding - 8,268,
      8,227 and 8,079 shares      $27,532        $27,397        $26,903
   Premium on common stock         49,862         49,211         46,724
   Retained earnings               32,422         22,567         33,649
      Total Common equity         109,816         99,175        107,276
  Long-term debt                   77,888         77,923         87,432

      Total capitalization        187,704        177,098        194,708

Capital Lease Obligations           2,236          2,237          2,652

Current Liabilities:
  Current maturities of
     long-term debt                 8,451          8,449          3,318
  Current capital lease
     obligations                      711            712            710
  Notes payable                    33,000         49,500         20,000
  Gas inventory purchase
     obligations                    8,041         13,860          7,086
  Accounts payable                  7,475          9,635          9,149
  Other                            13,343          9,226         14,936
      Total current liabilities    71,021         91,382         55,199
Deferred Credits and Reserves:
  Deferred income taxes-funded     30,275         29,373         24,136
  Deferred income taxes-unfunded   11,277         11,471         12,495
  Accrued environmental expense     3,800          3,800          5,300
  Accrued transition costs          4,700          4,700          2,000
  Other                            11,019         11,287         10,567
      Total deferred credits
         and reserves              61,071         60,631         54,498
Total Capitalization
     and Liabilities             $322,032       $331,348       $307,057

 (See accompanying notes to consolidated condensed financial statements)


            COLONIAL GAS COMPANY AND SUBSIDIARIES
       CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                         (UNAUDITED)


                                               Three Months Ended
                                                   March 31,
                                                1995       1994
                                                 (In Thousands)

Cash Flows From Operating Activities:
  Net income                                   $12,449    $14,399
  Adjustments to reconcile net income
      to net cash                                2,375      1,785
  Changes in current assets and liabilities     13,223      9,010

      Net cash provided by
           operating activities                 28,047     25,194

Cash Flows From Investing Activities:
  Capital expenditures                          (4,021)    (2,471)
  Change in deferred accounts                    1,268      2,597

      Net cash (used in) provided by
           investing activities                 (2,753)       126

Cash Flows From Financing Activities:
  Dividends paid on Common Stock                (2,595)    (2,495)
  Issuance of Common Stock                         786      1,089
  Retirement of long-term debt                     (32)         -
  Change in notes payable                      (16,500)   (12,600)
  Change in gas inventory purchase obligations  (5,819)    (8,147)
      Net cash used in financing activities    (24,160)   (22,153)

Net increase in cash and cash equivalents        1,134      3,167
Cash and cash equivalents at
          beginning of period                    9,026      5,482

Cash and cash equivalents at end of period   $  10,160    $ 8,649

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
      Interest - net of amount capitalized   $   2,231    $ 1,768

      Income and franchise taxes             $     214    $   891

 (See accompanying notes to consolidated condensed financial statements)


            COLONIAL GAS COMPANY AND SUBSIDIARIES
       CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                         (UNAUDITED)


                                              Twelve Months Ended
                                                   March 31,
                                                1995       1994
                                                 (In Thousands)

Cash Flows From Operating Activities:
  Net income                                  $  9,059    $14,387
  Adjustments to reconcile net income
      to net cash                               10,389      8,120
  Changes in current assets and liabilities      5,418     (1,680)

      Net cash provided by
           operating activities                 24,866     20,827

Cash Flows From Investing Activities:
  Capital expenditures                         (30,893)   (24,473)
  Change in deferred accounts                    4,513      4,272

      Net cash used in investing activities    (26,380)   (20,201)

Cash Flows From Financing Activities:
  Dividends paid on Common Stock               (10,287)    (9,890)
  Issuance of Common Stock                       3,767      4,353
  Issuance of long-term debt                       741         -
  Retirement of long-term debt                  (5,151)    (1,500)
  Change in notes payable                       13,000     10,500
  Change in gas inventory purchase obligations     955       (742)
      Net cash provided by financing activities  3,025      2,721

Net increase in cash and cash equivalents        1,511      3,347
Cash and cash equivalents at
          beginning of period                    8,649      5,302

Cash and cash equivalents at end of period    $ 10,160    $ 8,649

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
      Interest - net of amount capitalized    $  9,746    $ 9,045

      Income and franchise taxes              $  6,610    $ 5,560

 (See accompanying notes to consolidated condensed financial statements)


            COLONIAL GAS COMPANY AND SUBSIDIARIES
    NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                         (UNAUDITED)


1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1995 and 1994 and results of operations for the three and twelve month periods ended March 31, 1995 and 1994 and cash flows for the three and twelve month periods ended March 31, 1995 and 1994.

2. Due to the significant impact of gas used for space heating during the heating season (November-April) and the Company's seasonal rate structure, the results of operations for the three month periods ending March 31, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

3. During the three months ended March 31, 1995, the Company issued 41,000 shares of Common Stock, $3.33 par value, under a Dividend Reinvestment and Common Stock
  Purchase Plan and under an Employee Savings Plan. As a result, Common Stock, $3.33 par value, increased $135,000 and Premium on Common Stock increased $651,000.

4.    Contingencies

  Reference is made to Note J/Contingencies of the Notes to Consolidated Financial Statements contained within the Company's 1994 Annual Report to Stockholders.

5. Reclassifications are made periodically to previously issued financial statements to conform to the current year presentation.


Item 2. Management's Discussion and Analysis of Results of Operations
            and Financial Condition

Results of Operations

         Three Months Ended March 31, 1995 and 1994

Net income decreased 14% to $12,449,000 compared to $14,399,000 for the same period last year. This decline resulted primarily from an 8.2% or $1,290,000 decrease in operating income for the Company's utility operation. In addition there was a $536,000 decrease in net income for
Transgas Inc., the Company's energy trucking subsidiary, compared to the first quarter of 1994, which was the second busiest quarter in the history of Transgas. For the three months ending March 31, 1995, operating margin decreased $4,382,000 or 11% compared to the same 1994 period due to lower firm gas sales volumes resulting from significantly warmer weather. During the first quarter of 1995, temperatures averaged 15% warmer than the same period last year and 3.4% warmer than normal.

This decrease in operating margin was partially offset by a $1,821,000 or 16% reduction in operations and maintenance expenses primarily as a result of cost saving initiatives and lower bad debts due to lower gas revenues.

Income taxes decreased $1,604,000 or 17% due to a lower level of income subject to tax.

Other operating income (net of income taxes) decreased $535,000 over the comparable 1994 period. The decrease in Transgas' net income is attributable to the warmer weather. Compared to the first quarter of 1994, Transgas hauls of LNG and propane decreased 54% and portable pipeline income decreased 24%.

Interest expense increased $248,000 or 12%. Interest on short-term debt increased due to increased borrowings and higher interest rates which was partially offset by a decrease in long-term interest expense.


         Twelve Months Ended March 31, 1995 and 1994

Net income before a restructuring charge was $11,024,000 or $1.35 per share for the twelve months ending March 31, 1995, down from $14,387,000 or $1.80 per share for the comparable 1994 period, for a decrease of 25% per share. A restructuring charge recorded in December 1994 relating to a voluntary early retirement program and the closing of retail appliance sales operations amounted to $1,965,000 after-tax or $0.24 per share. After taking into account the restructuring charge, earnings for the twelve months ending March 31, 1995 were $1.11 per share or $0.69 per share less than the comparable 1994 period.

The decline in net income before restructuring charge for the twelve-month period ending March 31, 1995 was due to weather that was 12% warmer than the comparable period last year and 4.1% warmer than normal and a $406,000 decline in net income for Transgas as compared to the twelve-month period ending March 31, 1994, which included the strong 1994 first quarter. The warmer weather for the twelve-month period ending March 31, 1995 caused an 11% reduction in firm gas sales volumes and resulted in a reduction in operating margin of $5,685,000 or 7.1%.

This reduction in operating margin was partially offset by reductions in operations and maintenance expenses of $2,614,000 or 6.7%. Based upon the first quarter results, the Company's expected payback period of less than two years for the restructuring charge should be achieved.

Income taxes decreased $4,594,000 or 52% due to a lower level of income subject to tax.

Other operating income (net of income taxes) decreased
$354,000 over the comparable 1994 period primarily due to the decline in Transgas net income.

Non-Operating income (net of income taxes) decreased
$364,000 as compared to the twelve-month period ending March
31,1994, which included an insurance recovery of $509,000 relating to a line of business that was discontinued in 1979.

Interest  and  debt  expense  increased  $456,000  or   5.6%
resulting from a rise in interest on short-term debt due to higher interest rates and more short-term debt outstanding.


Liquidity and Capital Resources

 On April 19, 1995, the quarterly dividend on the Company's common stock was increased to $.32 per share or an annualized dividend rate of $1.28 per share. This is the 59th consecutive year that the Company has paid a dividend to common shareholders and the 16th consecutive year that it has increased its per share dividend payment.


                 PART II - OTHER INFORMATION


Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

     a.  Exhibits

         None

     b.  Reports on Form 8-K

         None



                    SIGNATURES


  Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   COLONIAL GAS COMPANY
                                          (Registrant)


Date: May 12, 1995              F.L. Putnam, III
                                President and Chief Executive Officer


Date: May 12, 1995              Nickolas Stavropoulos
                                Executive Vice President - Finance,
                                Marketing and Chief Financial Officer