Form 10-Q
period 1995-06-30
COLONIAL GAS CO
filed 1995-08-04
CIK 60653

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                          FORM 10-Q


     x  Quarterly Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934

        For the quarterly period ended June 30, 1995

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

                    Yes  X           No


     The number of shares of the registrant's common stock, $3.33 par value, outstanding as of August 1, 1995 was 8,306,857.



                    COLONIAL GAS COMPANY

                            INDEX


PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

  Consolidated Condensed Statements of Income -
      Three Months Ended June 30, 1995 and 1994
      Six Months Ended June 30, 1995 and 1994
      Twelve Months Ended June 30, 1995 and 1994

  Consolidated Condensed Balance Sheets -
      June 30, 1995, December 31, 1994 and June 30, 1994

  Consolidated Condensed Statements of Cash Flows -
      Six Months Ended June 30, 1995 and 1994
      Twelve Months Ended June 30, 1995 and 1994

  Notes to Consolidated Condensed Financial Statements

Item 2. Management's Discussion and Analysis of Results of
        Operations and Financial Condition


PART II - OTHER INFORMATION

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K


               PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

            COLONIAL GAS COMPANY AND SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                         (UNAUDITED)
                                             Three Months Ended
                                                     June 30,
                                                 1995       1994
                                   (In Thousands Except Per Share Amounts)

Operating Revenues                             $22,760    $19,073
  Cost of gas sold                              13,219     10,328
      Operating Margin                           9,541      8,745

Operating Expenses:
  Operations                                     7,448      8,149
  Maintenance                                    1,021      1,245
  Depreciation and Amortization                  2,523      2,283
  Taxes, other than income                       1,396      1,380
      Total Operating Expenses                  12,388     13,057

Income Taxes                                    (1,922)    (2,463)

Utility Operating Loss                            (925)    (1,849)

Other Operating Income (Loss):
  Truck transportation revenues                    886      3,430
  Truck transportation expenses, including
      income taxes and interest                 (1,066)    (2,925)
      Truck transportation net income (loss)      (180)       505
  Other, net of income taxes                       (14)       (45)
Total Other Operating Income (Loss)               (194)       460
Non-Operating Income, Net                          145        155
Loss Before Interest and Debt Expense             (974)    (1,234)
Interest and Debt Expense                        2,309      2,104
Net Loss                                       $(3,283)   $(3,338)
Average Common Shares Outstanding                8,279      8,104
Loss per Average Common Share                  $ (0.40)   $ (0.41)
Dividends Paid per Common Share                $  .320    $  .315

 (See accompanying notes to consolidated condensed financial statements)


            COLONIAL GAS COMPANY AND SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                         (UNAUDITED)

                                                 Six Months Ended
                                                     June 30,
                                                 1995       1994
                                   (In Thousands Except Per Share Amounts)

Operating Revenues                             $93,113    $105,156
  Cost of gas sold                              48,080      56,537
      Operating Margin                          45,033      48,619

Operating Expenses:
  Operations                                    15,699      18,141
  Maintenance                                    2,237       2,540
  Depreciation and Amortization                  5,045       4,567
  Taxes, other than income                       2,752       2,642
      Total Operating Expenses                  25,733      27,890

Income Taxes                                     5,758       6,821

Utility Operating Income                        13,542      13,908

Other Operating Income (Loss):
  Truck transportation revenues                  2,648       7,278
  Truck transportation expenses, including
      income taxes and interest                 (2,705)     (6,115)
      Truck transportation net income (loss)       (57)      1,163
  Other, net of income taxes                       (59)        (91)
Total Other Operating Income (Loss)               (116)      1,072
Non-Operating Income, Net                           291        177
Income Before Interest and Debt Expense          13,717     15,157
Interest and Debt Expense                         4,551      4,096
Net Income                                     $  9,166   $ 11,061
Average Common Shares Outstanding                 8,260      8,069
Income per Average Common Share                $   1.11   $   1.37
Dividends Paid per Common Share                $  0.635   $  0.625


 (See accompanying notes to consolidated condensed financial statements)


            COLONIAL GAS COMPANY AND SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                         (UNAUDITED)

                                               Twelve Months Ended
                                                     June 30,
                                                 1995       1994
                                   (In Thousands Except Per Share Amounts)

Operating Revenues                            $154,216   $172,704
  Cost of gas sold                              79,000     92,752
      Operating Margin                          75,216     79,952

Operating Expenses:
  Operations                                    30,563     33,775
  Maintenance                                    4,770      5,036
  Depreciation and Amortization                  9,713      8,093
  Taxes, other than income                       5,032      4,762
  Restructuring charge                           3,185          -
      Total Operating Expenses                  53,263     51,666

Income Taxes                                     4,801      8,336

Utility Operating Income                        17,152     19,950

Other Operating Income (Loss):
  Truck transportation revenues                  7,436     12,388
  Truck transportation expenses, including
      income taxes and interest                 (7,170)   (10,491)
      Truck transportation net income              266      1,897
  Other, net of income taxes                      (120)      (188)
Total Other Operating Income                       146      1,709
Non-Operating Income, Net                          679        856
Income Before Interest and Debt Expense         17,977     22,515
Interest and Debt Expense                        8,863      8,231
Net Income                                    $  9,114   $ 14,284
Average Common Shares Outstanding                8,213      8,022
Income per Average Common Share               $   1.11   $   1.78
Dividends Paid per Common Share               $  1.265   $  1.245


 (See accompanying notes to consolidated condensed financial statements)


            COLONIAL GAS COMPANY AND SUBSIDIARIES
            CONSOLIDATED CONDENSED BALANCE SHEETS
                           ASSETS

                                       June 30, December 31, June 30,
                                        1995      1994        1994
                                     (Unaudited)           (Unaudited)
                                              (In Thousands)

Utility Property:
At original cost                       $297,259  $287,158  $269,511
  Accumulated depreciation              (70,666)  (65,473)  (62,590)
      Net utility property              226,593   221,685   206,921

Non-Utility Property - Net                4,642     3,479     3,007

      Net property                      231,235   225,164   209,928

Capital Leases - Net                      2,948     2,948     3,276

Current Assets:
  Cash and cash equivalents               7,269     9,026     8,487
  Accounts receivable                    11,456    13,846    12,346
      Allowance for doubtful
        accounts                         (2,273)   (1,670)   (3,159)
  Accrued utility revenues                  624     6,148       619
  Unbilled gas costs                          -    12,178     4,159
  Fuel and other inventories             13,485    16,496    13,877
  Prepayments and other
        current assets                    6,826     9,544     6,458

      Total current assets               37,387    65,568    42,787

Deferred Charges and Other Assets:
  Unrecovered deferred income taxes      11,083    11,471    12,301
  Unrecovered environmental
     expenses - incurred                  3,982     4,577     4,028
  Unrecovered environmental
     expenses - accrued                   3,222     3,800     5,300
  Unrecovered transition
     costs - accrued                      4,700     4,700     2,000
  Other                                  13,303    13,120    11,921
      Total deferred charges
          and other assets               36,290    37,668    35,550

Total Assets                           $307,860  $331,348  $291,541

 (See accompanying notes to consolidated condensed financial statements)


            COLONIAL GAS COMPANY AND SUBSIDIARIES
            CONSOLIDATED CONDENSED BALANCE SHEETS
               LIABILITIES AND CAPITALIZATION

                                       June 30, December 31, June 30,
                                        1995      1994        1994
                                     (Unaudited)           (Unaudited)
                                              (In Thousands)
Capitalization:
  Common equity:
   Common Stock - par value $3.33 per share
     Authorized - 15,000 shares
     Issued and outstanding - 8,304,
      8,227 and 8,118 shares           $ 27,652  $ 27,397  $ 27,032
   Premium on common stock               50,424    49,211    47,369
   Retained earnings                     26,490    22,567    27,763
      Total Common equity               104,566    99,175   102,164
  Long-term debt                         75,035    77,923    82,364

      Total capitalization              179,601   177,098   184,528

Capital Lease Obligations                 2,236     2,237     2,538

Current Liabilities:
  Current maturities of long-term debt    7,954     8,449     3,318
  Current capital lease obligations         711       712       738
  Notes payable                          32,500    49,500    18,000
  Gas inventory purchase obligations      8,451    13,860     7,723
  Accounts payable                        6,481     9,635     8,453
  Other                                   9,286     9,226    11,520
      Total current liabilities          65,383    91,382    49,752
Deferred Credits and Reserves:
  Deferred income taxes-funded           30,745    29,373    24,726
  Deferred income taxes-unfunded         11,083    11,471    12,301
  Accrued environmental expenses          3,222     3,800     5,300
  Accrued transition costs                4,700     4,700     2,000
  Other                                  10,890    11,287    10,396
      Total deferred credits
         and reserves                    60,640    60,631    54,723

Total Capitalization and Liabilities   $307,860  $331,348  $291,541


 (See accompanying notes to consolidated condensed financial statements)



            COLONIAL GAS COMPANY AND SUBSIDIARIES
       CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                         (UNAUDITED)


                                                 Six Months Ended
                                                     June 30,
                                                 1995       1994
                                                 (In Thousands)

Cash Flows From Operating Activities:
  Net income                                   $ 9,166    $11,061
  Adjustments to reconcile net income
      to net cash                                5,876      8,160
  Changes in current assets and liabilities     22,293     24,290

      Net cash provided by
           operating activities                 37,335     43,511

Cash Flows From Investing Activities:
  Capital expenditures                         (11,472)    (9,091)
  Change in deferred accounts                    1,947     (1,057)

      Net cash used in investing activities     (9,525)   (10,148)

Cash Flows From Financing Activities:
  Dividends paid on Common Stock                (5,244)    (5,043)
  Issuance of Common Stock                       1,468      1,863
  Issuance of long-term debt                         -          -
  Retirement of long-term debt                  (3,382)    (5,068)
  Change in notes payable                      (17,000)   (14,600)
  Change in gas inventory purchase obligations  (5,409)    (7,510)
      Net cash used in financing activities    (29,567)   (30,358)

Net (decrease) increase in cash and
          cash equivalents                      (1,757)     3,005
Cash and cash equivalents at
          beginning of period                    9,026      5,482

Cash and cash equivalents at end of period     $ 7,269    $ 8,487

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
      Interest - net of amount capitalized     $ 5,033    $ 4,580

      Income and franchise taxes               $ 3,402    $ 4,287

 (See accompanying notes to consolidated condensed financial statements)


            COLONIAL GAS COMPANY AND SUBSIDIARIES
       CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                         (UNAUDITED)


                                               Twelve Months Ended
                                                     June 30,
                                                 1995       1994
                                                 (In Thousands)

Cash Flows From Operating Activities:
  Net income                                   $ 9,114    $14,284
  Adjustments to reconcile net income
      to net cash                               10,842     11,899
  Changes in current assets and liabilities       (792)     1,890

      Net cash provided by
           operating activities                 19,164     28,073

Cash Flows From Investing Activities:
  Capital expenditures                         (31,734)   (25,566)
  Change in deferred accounts                    5,529        179

      Net cash used in investing activities    (26,205)   (25,387)

Cash Flows From Financing Activities:
  Dividends paid on Common Stock               (10,387)    (9,987)
  Issuance of Common Stock                       3,675      4,021
  Issuance of long-term debt                       741          -
  Retirement of long-term debt                  (3,434)    (5,068)
  Change in notes payable                       14,500     11,300
  Change in gas inventory purchase obligations     728        734
      Net cash provided by financing activities  5,823      1,000

Net (decrease) increase in cash and
          cash equivalents                      (1,218)     3,686
Cash and cash equivalents at
          beginning of period                    8,487      4,801

Cash and cash equivalents at end of period     $ 7,269    $ 8,487

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
      Interest - net of amount capitalized     $ 9,736    $ 9,064

      Income and franchise taxes               $ 7,074    $ 6,753

 (See accompanying notes to consolidated condensed financial statements)



            COLONIAL GAS COMPANY AND SUBSIDIARIES
    NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                         (UNAUDITED)


1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1995 and 1994 and results of operations for the three, six and twelve month periods ended June 30, 1995 and 1994 and cash flows for the six and twelve month periods ended June 30, 1995 and 1994.

2. Due to the significant impact of gas used for space heating during the heating season (November-April) and the Company's seasonal rate structure, the results of operations for the three month and six month periods ending June 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

3. During the six months ended June 30, 1995, the Company issued 76,677 shares of Common Stock, $3.33 par value, under a Dividend Reinvestment and Common Stock Purchase Plan and under an Employee Savings Plan. As a result, Common Stock, $3.33 par value, increased $255,000 and Premium on Common Stock increased $1,213,000.

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


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

     Three Months Ended June 30, 1995 and June 30, 1994

The Company's net loss for the three months ended June 30, 1995 was $3,283,000, which is 1.6% or $55,000 less than the
$3,338,000 loss reported for the same period last year. The principal reasons for this change are described below. The
Company typically incurs losses for the second and third quarters while reporting profits for the first and fourth quarters. This is due to significantly higher natural gas sales throughout the colder months to meet customers' heating needs. Approximately 90% of the Company's residential customers are heating accounts.

The Company's operating margin increased 9.1% or $796,000 during the second quarter due to higher firm gas sales resulting from weather which was 18% colder than the comparable period last year and 13% colder than normal.

Total operating expenses decreased by 5.1% or $669,000 primarily due to a $925,000 or 10% decrease in operations and maintenance expenses primarily as a result of cost saving initiatives and lower bad debts due to lower gas revenues.

Income taxes credit decreased $541,000 or 22% due to a decrease in operating loss.

Other operating income declined $654,000 due to a $685,000 decrease in the net income of Transgas Inc., the Company's energy trucking subsidiary. Transgas' 1994 financial results were driven by extremely cold weather in the first quarter of 1994 which generated a significant increase in demand for the truck transportation of liquefied natural gas (LNG) and propane throughout the first three quarters of 1994. Transgas hauls of LNG and propane decreased 64% for the second quarter of 1995 compared to the same period last year.


           Six Months Ended June 30, 1995 and 1994

Net income for the six months ended June 30, 1995 was $9,166,000, compared to $11,061,000 for the comparable 1994 period. This $1,895,000 or 17% decline is due to warmer weather.

The 7.4% or $3,586,000 decrease in the Company's operating margin during the period was due to lower firm gas sales resulting from weather which was 11.5% warmer than the comparable period last year and 1.1% warmer than normal.

Total operating expenses decreased by 7.7% or $2,157,000.
Operations and maintenance expenses decreased by $2,745,000 or 13% primarily as a result of cost saving initiatives and lower bad debts due to lower gas revenues. Depreciation and amortization expense increased $478,000, due to an increase in utility property.

Income taxes decreased $1,063,000 or 16% due to a lower level of income subject to tax.

Other operating income decreased $1,188,000 due to a $1,220,000 decrease in net income for Transgas. Hauls of LNG and propane decreased 59% for the reasons described above.


         Twelve Months Ended June 30, 1995 and 1994

Net income before a restructuring charge was $11,079,000
or $1.35 per share for the twelve months ended June 30, 1995 down from $14,284,000 or $1.78 per share for the comparable 1994 period, for a decrease of 24% per share. A restructuring charge recorded in December 1994 relating to a voluntary early retirement program and the closing of retail appliance sales operations amounted to $1,965,000 after-tax or $0.24 per share. After taking into account the restructuring charge, earnings for the twelve months ended June 30, 1995 were $1.11 per share or $0.67 per share less than the comparable 1994 period.

The 5.9% or $4,736,000 reduction in the Company's operating margin during the period was due to weather that was 11.5% warmer than the comparable period last year and 3.2% warmer than normal. This warmer weather resulted in a 9% reduction in firm gas sales volumes.

Total operating expenses increased by 3.1% or $1,597,000. This increase was due to the restructuring charge of $3,185,000 as described above and an increase in depreciation and amortization expense of $1,620,000 or 20% due to higher depreciation rates approved with the Company's November, 1993 rate increase and additions to utility property, partially offset by a $3,478,000 or 9% reduction in operations and maintenance expenses resulting from cost saving initiatives and lower bad debts due to lower gas revenues.

Income taxes decreased $3,535,000 or 42% due to a lower level of income subject to tax.

Other operating income decreased $1,563,000 due to a $1,631,000 decrease in net income for Transgas. The milder winter of 1995 adversely affected Transgas' performance as compared to the twelve-month period ended June 30, 1994, which included the strong 1994 first two quarters.


Liquidity and Capital Resources

On June 23, 1995, the Company applied for approval from the Massachusetts Department of Public Utilities for authority to issue and sell up to $75 million of first mortgage bonds pursuant to a medium term note (MTN) program. It is anticipated that these bonds will be issued in several series over the next two years.



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

                                   COLONIAL GAS COMPANY
                                          (Registrant)


Date: August 4, 1995             F.L. Putnam, III
                                 President and Chief Executive Officer


Date: August 4, 1995             Nickolas Stavropoulos
                                 Executive Vice President -Finance,
                                 Marketing and Chief Financial Officer


          [END OF FORM 10-Q FOR PERIOD ENDED JUNE 30, 1995]