Form 10-Q
period 1995-09-30
COLONIAL GAS CO
filed 1995-11-13
CIK 60653

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                          FORM 10-Q


__X__ Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

       For the quarterly period ended September 30, 1995

                             OR

_____ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                 Yes  _x_     No ___


  The number of shares of the registrant's common stock, $3.33 par value, outstanding as of November 1, 1995 was 8,336,465.

               [END OF COVER PAGE]

                    COLONIAL GAS COMPANY

                            INDEX




PART I - FINANCIAL INFORMATION

Item 1.  Financial  Statements

   Consolidated Condensed Statements of Income -
      Three Months Ended September 30, 1995 and 1994
      Nine Months Ended September 30, 1995 and 1994
      Twelve Months Ended September 30, 1995 and 1994

  Consolidated Condensed Balance Sheets -
      September 30, 1995, December 31, 1994 and
      September 30, 1994

  Consolidated Condensed Statements of Cash Flows -
      Nine Months Ended September 30, 1995 and 1994
      Twelve Months Ended September 30, 1995 and 1994

  Notes to Consolidated Condensed Financial Statements

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition


PART II - OTHER INFORMATION

Item 5.  Other Information


Item 6.  Exhibits and Reports on Form 8-K

              [END OF INDEX]


               PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


            COLONIAL GAS COMPANY AND SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                         (UNAUDITED)
                                         Three Months Ended
                                            September 30,
                                           1995      1994
                                         (In Thousands Except
                                          Per Share Amounts)

Operating Revenues                      $14,911    $13,026
  Cost of gas sold                        7,875      6,797
      Operating Margin                    7,036      6,229

Operating Expenses:
  Operations                              7,271      7,874
  Maintenance                               995      1,249
  Depreciation and Amortization           2,579      2,316
  Taxes, other than income                1,172      1,170
      Total Operating Expenses           12,017     12,609

Income Taxes                             (2,730)    (3,248)

Utility Operating Loss                   (2,251)    (3,132)

Other Operating Income:
  Truck transportation revenues           2,878      3,476
  Truck transportation expenses, including
      income taxes and interest          (2,355)    (3,158)
      Truck transportation net income       523        318
  Other, net of income taxes                 45          8
Total Other Operating Income                568        326

Non-Operating Income, Net                   124         81

Loss Before Interest and Debt Expense    (1,559)    (2,725)

Interest and Debt Expense                 2,373      2,109

Net Loss                                $(3,932)   $(4,834)

Average Common Shares Outstanding         8,312      8,142

Loss per Average Common Share           $ (0.47)    $(0.59)

Dividends Paid per Common Share         $  .320     $ .315

 (See accompanying notes to consolidated condensed
                financial statements)


            COLONIAL GAS COMPANY AND SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                         (UNAUDITED)

                                          Nine Months Ended
                                            September 30,
                                           1995       1994
                                         (In Thousands Except
                                          Per Share Amounts)

Operating Revenues                      $108,024   $118,182
  Cost of gas sold                        55,955     63,334
      Operating Margin                    52,069     54,848

Operating Expenses:
  Operations                              22,971     26,016
  Maintenance                              3,232      3,789
  Depreciation and Amortization            7,624      6,882
  Taxes, other than income                 3,924      3,812
      Total Operating Expenses            37,751     40,499

Income Taxes                               3,027      3,573

Utility Operating Income                  11,291     10,776

Other Operating Income:
  Truck transportation revenues            5,526     10,754
  Truck transportation expenses, including
      income taxes and interest           (5,060)    (9,273)
      Truck transportation net income        466      1,481
  Other, net of income taxes                 (14)       (83)
Total Other Operating Income                 452      1,398

Non-Operating Income, Net                    415        258

Income Before Interest and Debt Expense   12,158     12,432

Interest and Debt Expense                  6,924      6,206

Net Income                                $5,234    $ 6,226

Average Common Shares Outstanding          8,277      8,094

Income per Average Common Share           $ 0.63      $0.77

Dividends Paid per Common Share           $0.955     $0.940



 (See accompanying notes to consolidated condensed
                  financial statements)

            COLONIAL GAS COMPANY AND SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                         (UNAUDITED)

                                         Twelve Months Ended
                                            September 30,
                                           1995       1994
                                         (In Thousands Except
                                          Per Share Amounts)

Operating Revenues                      $156,100   $173,471
  Cost of gas sold                        80,078     92,845
      Operating Margin                    76,022     80,626

Operating Expenses:
  Operations                              29,959     34,450
  Maintenance                              4,516      5,116
  Depreciation and Amortization            9,977      8,757
  Taxes, other than income                 5,034      4,850
  Restructuring charge                     3,185          -
      Total Operating Expenses            52,671     53,173

Income Taxes                               5,318      7,897

Utility Operating Income                  18,033     19,556

Other Operating Income:
  Truck transportation revenues            6,839     12,833
  Truck transportation expenses, including
      income taxes and interest           (6,368)   (11,226)
      Truck transportation net income        471      1,607
  Other, net of income taxes                 (83)      (148)
Total Other Operating Income                 388      1,459

Non-Operating Income, Net                    721        370

Income Before Interest and Debt Expense   19,142     21,385

Interest and Debt Expense                  9,126      8,213

Net Income                               $10,016    $13,172

Average Common Shares Outstanding          8,256      8,069

Income per Average Common Share          $  1.21    $  1.63

Dividends Paid per Common Share          $  1.27    $  1.25



 (See accompanying notes to consolidated condensed
            financial statements)


            COLONIAL GAS COMPANY AND SUBSIDIARIES
            CONSOLIDATED CONDENSED BALANCE SHEETS
                           ASSETS



                          September 30, December 31, September 30,
                              1995          1994          1994
			  (Unaudited)                  (Unaudited)

		                        (In Thousands)

Utility Property:
At original cost               $304,113    $287,158     $278,576
  Accumulated depreciation      (73,237)    (65,473)     (64,920)
      Net utility property      230,876     221,685      213,656

Non-Utility Property - Net        4,527       3,479        3,621

      Net property              235,403     225,164      217,277

Capital Leases - Net              2,948       2,948        3,113

Current Assets:
  Cash and cash equivalents       7,248       9,026        8,032
  Accounts receivable - net       6,455      12,176        3,478
  Accrued utility revenues          533       6,148          701
  Unbilled gas costs              4,093      12,178        9,254
  Fuel and other inventories     15,372      16,496       18,196
  Prepayments and other current   6,071       9,544        8,789
     assets

      Total current assets       39,772      65,568       48,450

Deferred Charges and Other Assets:
  Unrecovered deferred income    10,889      11,471       12,107
      taxes
  Unrecovered environmental
      expenses - incurred         4,324       4,577        4,453
  Unrecovered environmental
      expenses - accrued          3,222       3,800        5,300
  Unrecovered transition costs    4,700       4,700        2,000
     - accrued
  Other                          13,195      13,120       13,013
      Total deferred charges
          and other assets       36,330      37,668       36,873

Total Assets                   $314,453    $331,348     $305,713

 (See accompanying notes to consolidated condensed financial statements)


            COLONIAL GAS COMPANY AND SUBSIDIARIES
            CONSOLIDATED CONDENSED BALANCE SHEETS
               LIABILITIES AND CAPITALIZATION

                          September 30, December 31, September 30,
                              1995          1994          1994
                          (Unaudited)                  (Unaudited)

                                        (In Thousands)
Capitalization:
  Common equity:
   Common Stock - par value $3.33 per share
     Authorized - 15,000 shares
     Issued and outstanding - 8,334,
      8,227 and 8,177 shares   $27,754      $27,397      $27,229
   Premium on common stock      50,899       49,211       48,420
   Retained earnings            19,898       22,567       20,364
      Total Common equity       98,551       99,175       96,013
  Long-term debt                70,138       77,923       77,956

      Total capitalization     168,689      177,098      173,969

Capital Lease Obligations        2,237        2,237        2,417

Current Liabilities:
  Current maturities of          7,818        8,449        8,446
     long-term debt
  Current capital lease            712          712          697
     obligations
 Notes payable                  51,800       49,500       35,500
  Gas inventory purchase
      obligations               11,867       13,860       13,647
  Accounts payable               5,963        9,635        6,300
  Other                          3,837        9,226        9,456
      Total current
        liabilities             81,997       91,382       74,046

Deferred Credits and Reserves:
  Deferred income taxes-funded  31,910       29,373       25,565
  Deferred income taxes-
     unfunded                   10,889       11,471       12,107
  Accrued environmental expenses 3,222        3,800        5,300
  Accrued transition costs       4,700        4,700        2,000
  Other                         10,809       11,287       10,309
      Total deferred credits
      and reserves              61,530       60,631       55,281
Total Capitalization and
      Liabilities             $314,453     $331,348    $ 305,713


 (See accompanying notes to consolidated condensed
              financial statements)


            COLONIAL GAS COMPANY AND SUBSIDIARIES
       CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                         (UNAUDITED)


                                           Nine Months Ended
                                              September 30,
                                           1995         1994
                                            (In Thousands)

Cash Flows From Operating Activities:
  Net income                             $  5,234   $  6,226
  Adjustments to reconcile net income
     to net cash			   11,281     13,853
  Changes in current assets and
     liabilities      			   13,764     13,785

      Net cash provided by operating
 	activities  			   30,279     33,864

Cash Flows From Investing Activities:
  Capital expenditures                    (18,408)   (19,071)
  Change in deferred accounts                 318     (4,714)

      Net cash used in investing
	activities     			  (18,090)   (23,785)

Cash Flows From Financing Activities:
  Dividends paid on Common Stock           (7,903)    (7,607)
  Issuance of Common Stock                  2,044      3,111
  Issuance of long-term debt                  -          721
  Retirement of long-term debt             (8,415)    (5,068)
  Change in notes payable                   2,300      2,900
  Change in gas inventory purchase
	obligations                        (1,993)    (1,586)
      Net cash used in financing
	activities     			  (13,967)    (7,529)

Net (decrease) increase in cash and
	cash equivalents    		   (1,778)     2,550

Cash and cash equivalents at beginning
	of period  			    9,026      5,482

Cash and cash equivalents at end of
	period     			 $  7,248   $  8,032

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
      Interest - net of amount
	capitalized                      $  6,368   $  6,383

      Income and franchise taxes         $  3,428   $  5,947


(See accompanying notes to consolidated condensed
             financial statements)


            COLONIAL GAS COMPANY AND SUBSIDIARIES
       CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                         (UNAUDITED)


                                         Twelve Months Ended
                                             September 30,
                                           1995       1994
                                            (In Thousands)

Cash Flows From Operating Activities:
  Net income                             $10,016    $13,172
  Adjustments to reconcile net income
     to net cash			  13,931     15,987
  Changes in current assets and
     liabilities      			   1,185      1,199

      Net cash provided by operating
	activities  			  25,132     30,358

Cash Flows From Investing Activities:
  Capital expenditures                   (28,667)   (27,836)
  Change in deferred accounts              4,156     (3,292)

      Net cash used in investing
	activities      		 (24,511)   (31,128)

Cash Flows From Financing Activities:
  Dividends paid on Common Stock         (10,482)   (10,086)
  Issuance of Common Stock                 3,003      4,190
  Issuance of long-term debt                  -         721
  Retirement of long-term debt            (8,446)    (5,068)
  Change in notes payable                 16,300     15,300
  Change in gas inventory purchase
     obligations  			  (1,780)    (1,177)
      Net cash (used in) provided by
	financing activities		  (1,405)     3,880

Net (decrease) increase in cash
     and cash equivalents                   (784)     3,110
Cash and cash equivalents at
     beginning of period  		   8,032      4,922

Cash and cash equivalents at
     end of period    			$  7,248   $  8,032

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
      Interest - net of amount
	capitalized    			$  9,268    $ 9,269

      Income and franchise taxes        $  4,762    $ 6,734


 (See accompanying notes to consolidated condensed
             financial statements)

            COLONIAL GAS COMPANY AND SUBSIDIARIES
    NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                         (UNAUDITED)


1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1995 and 1994 and results of operations for the three, nine and twelve month periods ended September 30, 1995 and 1994 and cash flows for the nine and twelve month periods ended September 30, 1995 and 1994.

2. Due to the significant impact of gas used for space heating during the heating season (November-April) and the Company's seasonal rate structure, the results of operations for the three month and nine month periods ending September 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

3. During the nine months ended September 30, 1995, the Company issued 107,000 shares of Common Stock, $3.33 par value, under a Dividend Reinvestment and Common Stock Purchase Plan and under Employee Savings Plans. As a result, Common Stock, $3.33 par value, increased $357,000 and Premium on Common Stock increased $1,688,000.

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


Item 2.  Management's Discussion and Analysis of Results of
	 Operations and Financial Condition

Results of Operations

       Three Months Ended September 30, 1995 and 1994

     The Company's net loss for the three months ended September 30, 1995 was $3,932,000, which is 19% or $902,000 less than the $4,834,000 loss reported for the same period last year. The principal reasons for this change are described below. The Company typically incurs losses for the second and third quarters while reporting profits for the first and fourth quarters. This is due to significantly higher natural gas sales throughout the colder months to meet customers' heating needs. Approximately 90% of the Company's residential customers are heating accounts.

     The Company's operating margin increased 13% or $807,000 during the third quarter of 1995 due to additional revenue of $942,000 related to the regulatory approval to recover financial incentives and lost margins associated with Colonial's residential conservation programs.

     Total operating expenses decreased by 4.7% or $592,000 principally due to an $807,000 or 13% decrease in operations and maintenance expenses primarily as a result of cost saving initiatives and lower bad debts due to lower gas revenues.

     Income taxes credit decreased $518,000 or 16% due to a decrease in operating loss.

     Other operating income increased $242,000 due to an increase in portable pipeline revenue and decreases in operating expenses of Transgas which more than offset the 28% decline in Transgas' deliveries of liquefied natural gas
(LNG).

     Interest and debt expense increased by 13% or $264,000 principally due to higher short-term borrowings.

        Nine Months Ended September 30, 1995 and 1994

      Net income for the nine months ended September 30, 1995 was $5,234,000, compared to $6,226,000 for the comparable
1994 period. This $992,000 or 16% decrease is due to factors described below.

      The Company's operating margin decreased 5.1% or $2,779,000 during the period due to lower firm gas sales as a result of weather which was 11.4% warmer than the comparable period in the prior year and 1.0% warmer than normal.

      Total operating expenses decreased by 6.8% or $2,748,000 principally due to a $3,602,000 or 12% decrease in operations and maintenance expenses primarily as a result of cost saving initiatives and lower bad debts due to lower gas revenues. Depreciation and amortization expense increased $742,000 or 11%, due to an increase in utility property.

     Income taxes decreased $546,000 or 15% due to a lower level of income subject to tax.

     Other operating income decreased $946,000 due to the decline in financial results for Transgas compared to the 1994 period when extremely cold weather in the first quarter of 1994 generated a significant increase in demand for the truck transportation of LNG and propane throughout the first three quarters of 1994.

       Twelve Months Ended September 30, 1995 and 1994

     Net income before a restructuring charge was $11,981,000 or $1.45 per share for the twelve months ended September 30, 1995 down from $13,172,000 or $1.63 per share for the comparable 1994 period, for a decrease of 11% per share due to factors described below. A restructuring charge recorded in December 1994 relating to a voluntary early retirement program and the closing of retail appliance sales operations amounted to $1,965,000 after-tax or $0.24 per share. After taking into account the restructuring charge, earnings for the twelve months ended September 30, 1995 were $1.21 per share or $0.42 per share less than the comparable 1994 period.

     The Company's operating margin increased 11% or $7,750,000 during the period due to higher firm gas sales resulting from continued customer growth and an increase in rates effective November 1, 1993. Weather for the twelve-month period ended September 30, 1995 was 1.6% colder than the comparable prior twelve-month period and 9.1% colder than normal.

     Total operating expenses decreased by 1% or $502,000. This decrease was due a $5,091,000 or 13% reduction in operations and maintenance expenses resulting from cost saving initiatives and lower bad debts due to lower gas revenues partially offset by the restructuring charge of $3,185,000 as described above and an increase in depreciation and amortization expense of $1,220,000 or 14% due to an increase in utility property.

     Income taxes decreased $2,579,000 or 33% due to a lower level of income subject to tax.

     Other operating income decreased $1,071,000 due to a $1,136,000 decline in net income for Transgas. The milder winter of 1995 adversely affected Transgas performance as compared to the twelve-month period ended September 30, 1994, which included the strong 1994 first three quarters.

     Interest and debt expense increased $913,000 or 11% principally due to higher short-term borrowings.

Liquidity and Capital Resources

     On September 12, 1995, the Company received approval from the Massachusetts Department of Public Utilities (DPU) for authority to issue and sell up to $75 million of first mortgage bonds pursuant to a medium term note (MTN) program.
The program was established effective September 27.

     On October 12, 1995, the Company issued $10 million of 30-year bonds with an interest rate of 6.44% in the first ten years and 7.38% in the next 20 years (an average of 6.85%) under the MTN program. The bonds are redeemable at the option of the holder at the end of 10 years. It is anticipated that the remaining bonds under the MTN program will be issued in several series over the next two years.

                 PART II - OTHER INFORMATION

Item 5.  Other Information

    None


Item 6.  Exhibits and Reports on Form 8-K

a.  List of Exhibits

    None

b.  Reports on Form 8-K

    There were no reports filed on Form 8-K for the quarter ended September 30, 1995.


                         SIGNATURES




  Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  COLONIAL GAS COMPANY
                                  (Registrant)


Date:  November 13, 1995        s/F.L. Putnam III
                                F.L. Putnam III
                                President and Chief
				Executive Officer


Date: November 13, 1995		s/Nickolas Stavropoulos
                                Nickolas Stavropoulos
                                Executive Vice President -
				Finance, Marketing and Chief
				Financial Officer

 [END OF FORM 10-Q FOR PERIOD ENDED SEPTEMBER 30, 1995]