Form 10-K
period 1995-12-31
COLONIAL GAS CO
filed 1996-03-15
CIK 60653

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K

__x__     Annual Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934

          For the fiscal year ended December 31, 1995

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

                 Yes __x__      No _____

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
               __x__

  The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 1996 was $182,187,962.

  The number of shares of the registrant's common stock outstanding as of March 1, 1996 was 8,376,458.

               DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the annual report to stockholders for the year ended December 31, 1995 are incorporated by reference into Part II and
Part IV. Portions of the proxy statement for the 1996 annual meeting of stockholders are incorporated by reference into Part III.
                      COLONIAL GAS COMPANY

                 FORM 10-K ANNUAL REPORT - 1995

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
           Schedules, and Reports on Form 8-K



                             PART I

Item 1. Business

                           THE COMPANY

     Colonial Gas Company ("Colonial" or the "Company"), a Massachusetts corporation formed in 1849, is primarily a regulated natural gas distribution utility. The Company serves over 141,000 utility customers in 24 municipalities located northwest of Boston and on Cape Cod. Through its wholly-owned energy trucking subsidiary, Transgas Inc. ("Transgas"), the Company also provides over-the-road transportation of liquefied natural gas ("LNG"), propane and other commodities.

     The Company's corporate office is located at 40 Market
Street, Lowell, Massachusetts 01852. The telephone number is
(508) 458-3171.

     The Company's combined natural gas distribution service areas in the Merrimack Valley region northwest of Boston and on Cape Cod cover approximately 622 square miles with a year-round population of approximately 500,000, which increases by approximately 350,000 during the summer tourist season on Cape
Cod. The Company is serving approximately 49% of potential customers in its service areas. Of its 141,399 customers, approximately 90% are residential accounts. The Company added
4,723 firm sales customers in 1995. The Company's growth has been based on new residential construction in its service areas and conversions to gas from other energy sources for existing homes and businesses. Of the total number of new customers in 1995, 44% converted from other fuels and 56% were new construction.

     The Company's 1995 consolidated operating revenues were derived 62% from firm gas sales to residential customers, 32%
from firm gas sales to commercial and industrial customers, 2% from non-firm customers, 1% from firm transportation customers and 3% from other revenues. For the year 1995, the Company sold 18,560 MMcf of gas, of which 11,333 MMcf was sold in the Merrimack Valley area and 7,227 MMcf in the Cape Cod area.
At December 31, 1995, 90% of the Company's residential customers used gas as their source of heating fuel. The demand for the products and services furnished by the Company is to a great extent seasonal, being heaviest in the colder months.

     At December 31, 1995, the Company had 478 full-time-equivalent employees. Of those employees, 95 are covered by a collective bargaining agreement with the United Steelworkers of America which expires in April 2001 and 77 are covered by a separate collective bargaining agreement with the United Steelworkers of America which expires in February 2000. In addition, Transgas employs 80 full-time employees of which 62 are covered by a collective bargaining agreement with the International Brotherhood of Teamsters which expires in June 1996.


        GAS SUPPLY, TRANSPORTATION AND STORAGE RESOURCES

     Pursuant to Federal Energy Regulatory Commission ("FERC")
Order 636 and other FERC directives of recent years, the Company and other local distribution companies ("LDCs") have now been responsible for managing their own supply, pipeline transportation capacity and storage resources for two full years.
In order to meet its customers' evolving needs at the lowest reasonable cost, the goal of the Company has been to compile a reliable, flexible and diverse portfolio of resources. As discussed below under "State Regulation", the Company is in the process of exploring ways of further unbundling its services to provide a greater number of its customers with real opportunities to purchase gas, which would still be distributed by the Company, from alternative suppliers. The further unbundling of services would likely entail adjustments in the Company's gas portfolio, although those adjustments cannot be precisely determined at this time.

     Generally, the Company pays negotiated rates for pipeline-transported supplies and tariffed rates (approved by FERC) for pipeline transportation and storage services. The Company continues to meet its customers' supply requirements through a combination of firm and spot purchases of pipeline-transported supply, supply from underground storage, liquefied natural gas
("LNG") and propane. The following table shows the Company's sources of firm supply available to meet its gas requirements and the actual components of gas sendout for each of the last three years:

                              1995        1994         1993
                          MMcf(a)  %   MMcf(a)   %    MMcf(a)  %

Firm Pipeline Transpor-
tation Capacity            30,630        28,993       26,239

Firm Gas Supply Sources(b)
  Contracts for Pipeline-
     Transported  Gas(c)   18,725   70   19,631  72   19,731  74
  LNG contracts             4,150   15    4,050  15    3,450  13
  Storage inventory at
   January 1(d)             3,956   15    3,587  13    3,417  13
     Total Available       26,831  100   27,268 100   26,598 100

Gas Sendout
  Pipeline-Transported
     Supplies (e)          14,659   72   14,392  72   14,982  74
  Supplemental Supplies:
     Underground storage    3,270   16    3,112  16    3,501  17
   LNG-as liquid              844    4    1,129   6      907   4
   LNG-as vapor             1,574    8    1,236   6      915   5
   Propane-air                  8    -       25   -        8   -
     Total Sendout         20,355  100   19,894 100   20,313 100


Ratio of available firm supply
to sendout (f)                  1.32          1.37         1.31


  (a) The term "MMcf" means one million cubic feet of vapor or vapor equivalent.

  (b) 1994 and 1993 reflect the Company's portfolio of firm supply sources subsequent to FERC Order 636, calculated on an annualized basis.

  (c) The Company's firm supply purchase contracts are structured to enable the Company to purchase volumes equivalent to the total amount of its firm pipeline transportation capacity to its distribution system during the winter or peak demand season, but less than total firm pipeline capacity during the off-peak season. Accordingly, the total supply purchase contract volumes shown are less than total firm transportation capacity for 1995, 1994 and 1993.

  (d) The Company's storage inventory is drawn down and refilled throughout the year depending upon the availability and price of gas sources and upon the requirements of the Company's customers. The Company's current level of underground storage capacity is 4,645 MMcf.

  (e)    Includes firm and spot sendout volumes.

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

Merrimack Valley Service Area Resources

     The Company maintains three firm contracts with the Tennessee Gas Pipeline Company ("Tennessee") for the transportation of supply to the Merrimack Valley service area. The first contract provides for the firm transportation of 25,196 Mcf per day and is in effect until November 1, 2000 and continues year to year thereafter unless terminated upon twelve months prior written notice. The second firm transportation contract is for 17,300 Mcf per day and is in effect until April 1, 2013 and continues year to year thereafter unless terminated upon twelve months prior written notice. During the off-peak season (April 1 through October 31), the Company assigns this 17,300 Mcf per day of transportation capacity and associated supply to an independently owned, 84 MW cogeneration facility located in the Company's service territory. The third firm transportation service contract with Tennessee is utilized in conjunction with the Iroquois Pipeline System ("Iroquois") to deliver 6,000 Mcf per day of Canadian supplies to the Company. Of this amount, 4,000 Mcf per day can also be transported to the Cape Cod service area on a firm basis via the Algonquin Gas Transmission Company ("Algonquin") system. This third Tennessee contract, as well as the related Iroquois contract, is in effect until November 1, 2011 and continues year to year thereafter unless terminated by twelve months prior written notice.

     In addition, the Company contracts for underground storage service which, in conjunction with two Tennessee firm transportation contracts, provide an additional 23,587 Mcf per day of firm deliverability. The Company has storage capacity of 2,000,000 Mcf and firm deliverability of 16,083 Mcf per day under its contract with the National Fuel Gas Supply Corporation, formerly known as Penn-York Energy Corporation, ("National Fuel"). In order to deliver these volumes, the Company has a firm transportation contract with Tennessee for 16,083 Mcf per day. Both the National Fuel and Tennessee contracts expire on March 31, 1996 and continue from year to year thereafter unless terminated upon twelve months prior written notice. The Company also has a contract with Tennessee for an additional 1,095,830 Mcf of storage space and 14,150 Mcf per day of withdrawal capacity. In order to deliver these volumes, the Company has a separate firm transportation contract with Tennessee for 7,504 Mcf per day. Both of these contracts continue until November 1, 2000 and from year to year thereafter unless terminated upon twelve months prior written notice.

     The Company's portfolio of firm pipeline-transported supply for the Merrimack Valley area consists principally of four purchase contracts for domestically-produced gas and one purchase contract for Canadian-produced gas. These individually negotiated contracts provide an aggregate of up to 48,496 Mcf per day of firm supply during the peak season (November 1 through March 31). The Massachusetts Department of Public Utilities ("DPU") approved all of these supply contracts in 1994. In 1995, the Company renegotiated one of these supply contracts. This amended contract, which is expected to be approved by the DPU in 1996, features lower reservation fees and increased flexibility while maintaining the same level of peak season daily volume capacity.

     During the peak season, pipeline-transported supply and storage volumes are supplemented by the Company's on-system LNG facility in Tewksbury, Massachusetts which provides up to 60,000 Mcf per day of vaporization capability and can store up to 1,000,000 Mcf at any given time. The Company also owns facilities for the storage of approximately 158,000 Mcf natural gas equivalent of propane which can be vaporized, mixed with air and injected into the Merrimack Valley service area distribution system at a rate of up to approximately 26,000 Mcf per day.

Cape Cod Service Area Resources

     The Cape Cod service area is directly served by the Algonquin pipeline system. The Company maintains fourteen firm transportation agreements with Algonquin which provide an aggregate capacity of approximately 45,368 Mcf per day. Each of these fourteen Algonquin transportation arrangements are in effect until either October 31, 2012 or October 31, 2013 and continues year to year thereafter unless terminated upon twelve months prior written notice. Since the Company's firm supplies and storage services are not directly connected to Algonquin, these services are supported by multiple firm transportation and storage services on seven different upstream pipelines.

     The Company's portfolio of pipeline-transported supplies for the Cape Cod area consists principally of three purchase contracts for domestically-produced gas. These individually negotiated contracts provide an aggregate of up to 20,918 Mcf per day of firm supply during the peak season (November 1 through March 31). The DPU approved all of these supply contracts in 1994. The Company also has the ability to deliver up to 4,000 Mcf per day of Canadian supplies to the Cape Cod service area on a firm basis utilizing the transportation contracted for the Merrimack Valley service area.

     In addition to the contracts for pipeline-transported supply, the Company has five storage contracts to service the Cape Cod area, two of which are on the Texas Eastern Transmission Company ("Texas Eastern") system and three of which are on the CNG Transmission Corporation ("CNG") system. The Company has contracted for underground natural gas storage capacity of approximately 493,486 Mcf with Texas Eastern through the 2012-2013 heating season. The associated firm transportation capacity from Texas Eastern storage provides deliverability of up to 6,969 Mcf per day. The Company has contracted with CNG for underground natural gas storage capacity of approximately 823,529 Mcf through March 31, 2006 and 232,600 Mcf through March 31, 2012. The associated firm transportation capacity from CNG storage provides deliverability of up to 6,342 Mcf per day and Colonial has other arrangements in place by which it may increase that firm deliverability by 6,999 Mcf per day.

     The Company also leases, through 1998, and operates facilities in the Cape Cod service area for the storage of approximately 180,000 Mcf of LNG. Through April 1996, the Company has contracted with a subsidiary of Algonquin for the additional annual storage capacity of approximately 42,000 Mcf of LNG in a Providence, Rhode Island facility.



                       REGULATORY MATTERS
Federal Regulation

     As discussed above, pursuant to Order 636 and other FERC directives, the Company is presently responsible for the procurement of the gas supplies necessary to meet its load requirements, and for contracting for interstate transportation and storage services. As of this date, these FERC deregulation directives have not materially affected the Company's results of operations and the Company believes that they will continue not to affect materially its results of operations.


State Regulation

     The Company is a public utility subject to the jurisdiction and regulatory authority of the DPU with respect to its rates as well as to the issuance of securities, franchise territory and other related matters. Under the present regulatory system, the DPU permits Massachusetts gas companies to utilize a cost of gas adjustment clause ("CGAC") which enables them to pass on to their customers, via their monthly gas bill, changes in the cost of procuring and delivering their gas. Included within the DPU-approved costs passed on to customers through the CGAC are FERC-ordered refunds and charges from interstate gas pipelines, environmental response costs and demand side management ("DSM") program costs. Changes in non-gas or base rates charged to customers are subject to approval by the DPU after formal proceedings.

     The environmental response costs recovered through the CGAC relate to the Company's former gas manufacturing operations, as described under "Environmental Matters". Transition costs relate to FERC approved pipeline charges resulting from Order 636. In addition to full recovery of the installed conservation measures, the Company is allowed to recover the margins lost as a result of the DSM programs and financial incentives based on the attainment of performance goals. In September 1995, the Company received approval from the DPU to recover lost margins and financial incentives associated with the residential DSM programs. Based on this approval, the Company recorded as operating revenues $900,000 of lost margins and $220,000 of financial incentives as revenue in 1995. The
Company anticipates recording as operating revenues approximately
$1 million of lost margins and incentives associated with the residential and commercial DSM programs in 1996.

     In 1993, the Company applied for what was only its second base rate increase request since 1984. Effective November 1, 1993, the Company received DPU approval of a settlement agreement that called for a base rate increase designed to produce additional revenues of $6.7 million or 4.9% annually. In addition to this rate increase, the DPU approved a proposal to expand the eligibility criteria for Colonial's discount rate for low-income residential heating customers and allowed the Company to retain 10% of the revenues generated from releasing the Company's interstate pipeline transportation capacity to third parties above an initial threshold of $2,500,000. In 1995, the Company received $2,818,000 of capacity release revenue, $2,786,000 of which was credited back to firm customers and $32,000 of which was retained by the Company.

     In 1993, Colonial began unbundling its firm sales service to commercial and industrial customers by offering a tariffed firm transportation-only service. Pursuant to this service, a customer procures its own gas supply and contracts with Colonial for firm transportation service through Colonial's distribution system. As of December 31, 1995, 11 customers had opted for tariffed firm transportation service, representing less than 2% of the Company's annual firm load.

     Two 1994 DPU industry-wide proceedings may result in the further unbundling and deregulation of the Company's business.
One of those proceedings addressed incentive or performance based regulation. In a ruling issued in February 1995, the DPU indicated that it has the authority to implement incentive regulation and would be receptive to various types of proposals. The other proceeding addressed interruptible transportation
(IT) and interruptible sales service on local distribution company
(LDC) systems, and the release of interstate pipeline capacity by LDCs. In a ruling issued on February 14, 1996, the DPU directed each LDC to prepare and file a new form IT contract. In this new form contract, IT service must be unbundled from interruptible sales service. The ruling also allows each LDC to retain 25% of the respective profit margins earned from IT, interruptible sales and capacity release transactions above an annual threshold level adjusted on April 30th of each year. The Company is in the process of preparing the new form IT contract while continuing to analyze other unbundling and incentive regulation options which it could propose to to the DPU as a means of benefiting its customers and shareholders.

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

     As discussed above under "State Regulation", the opportunity already exists for commercial and industrial customers in the Company's franchise areas to purchase gas supply and pipeline transportation from entities other than the Company, and then contract with Colonial for transportation-only service through the Company's distribution system. The Company provides such transportation-only service to commercial and industrial customers on either a firm basis or an interruptible basis. As also discussed above, the Company is evaluating ways to make transportation-only service accessible to a greater number of customers. While firm transportation service may displace firm gas sales by the Company, this service assists qualifying customers in obtaining the lowest possible gas costs while still contributing to the profit margin of the Company. In general, profit margins from interruptible sales and interruptible transportation pass through to firm sales customers in the CGAC, resulting in lower gas costs. Pursuant to the February 14, 1996 DPU ruling, the Company may now retain 25% of such profit margins above an annual threshold level adjusted on Apil 30th of each year.

     In addition although FERC has generally permitted larger industrial users to obtain piped gas from other sources and by-pass a utility's distribution system, the Company has not seen nor does it believe that these FERC orders will have a material adverse effect on its business, in part because large industrial users are not a significant part of its customer base.

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

     Working with the Massachusetts Department of Environmental Protection, the Company is engaged in site assessments and evaluation of remedial options for contamination that has been attributed to the Company's former gas manufacturing site and at various related disposal sites. During 1990, the DPU ruled that Colonial and eight other Massachusetts gas distribution companies can recover environmental response costs related to former gas manufacturing operations over a seven-year period, without carrying costs, through the CGAC. Through December 31, 1995, the Company had incurred environmental response costs of $10,418,000 of which $2,904,000 was for the former gas manufacturing site and $7,514,000 for the related disposal sites. The Company expects to continue incurring costs arising from these environmental matters.

     As of December 31, 1995, the Company has recorded on the balance sheet a long-term liability of $2,300,000 representing estimated future response costs for these sites based on the Company's preferred methods of remediation, of which $1,700,000 relates to the gas manufacturing site. Based upon the DPU order approving rate recovery of environmental response costs, a regulatory asset of $2,300,000 has been recorded on the balance sheet ("Unrecovered Environmental Costs Accrued"). Actual environmental response costs to be incurred depends on various factors, and therefore future costs may differ from the amount currently recorded as a liability.

     As of December 31, 1995, the Company had settled claims relating to these matters with all liability insurers and other known potentially responsible parties (PRP). In accordance with the DPU order referred to above, half the costs incurred in pursuing insurers and other PRP are recovered from the ratepayers through the CGAC and half are initially borne by the Company. Also, per this order, any insurance and other proceeds are applied first to the Company's costs of pursuing recovery from insurers and other PRP, with the remainder divided equally between the ratepayers and shareholders.

     The table below summarizes the environmental response costs incurred and insurance and other proceeds received relating to these environmental response costs:

(In Thousands)        Response Costs        Insurance and Other
                                                 Proceeds
                     Recovered   Period               Recorded as
                       from     of Rate    Returned  Non-Operating
Year       Incurred  Customers  Recovery      to     Income Net of
                                          Customers      Taxes

1988     $   853   $   732     1990-1997          -            -
1989       4,031     3,455     1990-1997          -            -
1990         639       457     1991-1998          -            -
1991         374       213     1992-1999    $   851      $   525
1992         617       264     1993-2000      1,121          673
1993       1,226       350     1994-2001        469          290
1994       1,321       189     1995-2002        122           75
1995       1,357         -     1996-2003          -            -

Total    $10,418    $5,660                   $2,563       $1,563


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

     Transgas has both common and contract carrier authorization issued by the Interstate Commerce Commission for its interstate trucking activities. Transgas also maintains several intrastate authorizations with various state public service commissions. Transgas is subject to various regulations applicable to common and contract carriers relating to safety and reporting matters, but it may set its rates at negotiated levels.

     Transgas had revenues of $7,576,000 in 1995. Approximately 54% of Transgas' revenue in 1995 was derived from transporting Algerian LNG from the Distrigas import terminal, which is located in Everett, Massachusetts. Transgas' revenues decreased $4,490,000 or 37% compared to 1994 primarily due to the extremely cold weather in the first quarter of 1994 which generated a significant increase in demand for the truck transportation of LNG and propane throughout the first three quarters of 1994.

     Transgas provides over-the-road transportation services by utilizing a fleet of 47 tractors. Transgas operates 62 trailers which are specifically designed for the transportation of LNG and other cryogenic liquids. Of those cryogenic transport trailers, 21 are leased to Transgas on a long-term basis. In addition, Transgas has 24 trailers which are designed for the transportation of propane. Of those propane transport trailers, 4 are leased to Transgas on a long-term basis. In addition to the equipment described above, Transgas also has 15 trailers which are designed for carrying portable LNG vaporizers, as well as 2 flat bed trailers and 2 van trailers.

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


                                                     Affiliated with
Name and Age            Position with Company        Company since

Frederic L. Putnam,     Chairman and Senior          1953
Jr. (71)                Executive Officer
Frederic L. Putnam,     President and Chief          1975
III (50)                Executive Officer
Charles W. Sawyer (50)  Executive Vice President     1976
                        and Chief Operating Officer
Nickolas Stavropoulos   Executive Vice President-    1979
(38)                    Finance, Marketing, and
                        Chief Financial Officer
John P. Harrington (53) Senior Vice President-       1966
                        Gas Supply and Assistant
                        to the President
Victor W. Baur (52)     President-Transgas Inc.      1972
Dennis W. Carroll (49)  Vice President and           1990
                        Treasurer
Charles A. Cook (43)    Vice President and General   1978
                        Counsel


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

     Mr. Cook has been Vice President and General Counsel since
July 1990.

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

     The Company's distribution mains of approximately 2,862 miles are located within public highways under franchises or permits from state or municipal authorities, or on land owned by others under easements or licenses from the owners. The Company's first mortgage bonds are collateralized by utility property.

     Management considers that the Company's properties are adequate for the conduct of its business for the reasonably foreseeable future.

Item 3. Legal Proceedings.

     See Item 1, "Business--Environmental Matters" above, which is incorporated herein.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of the Company's security holders during the quarter ended December 31, 1995.

                             PART II

Item 5. Market for Registrant's Common Stock and Related
        Stockholder Matters.

     The information required to be reported hereunder is incorporated by reference to the information reported in the Company's 1995 annual report to stockholders under the caption "Shareholder Information" and under Note D of the "Notes to Consolidated Financial Statements".

Item 6. Selected Financial Data.

     The information required to be reported hereunder is incorporated by reference to the information reported in the Company's 1995 annual report to stockholders under the caption
"Selected Financial Data".

Item 7. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.

     The information required to be reported hereunder is incorporated by reference to the information reported in the Company's 1995 annual report to stockholders under the caption
"Management's Discussion and Analysis of Financial Condition and
Results of Operations".

Item 8. Financial Statements and Supplementary Data.

     The information required to be reported hereunder is incorporated by reference to the information reported in the Company's 1995 annual report to stockholders under the following captions: "Consolidated Statements of Income", "Consolidated Balance Sheets", "Consolidated Statements of Cash Flows", "Consolidated Statements of Common Equity", "Notes to Consolidated Financial Statements", "Report of Independent Certified Public Accountants" and "Shareholder Information".

Item 9. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure.

     None.

                            PART III

Item 10. Directors and Executive Officers of the Registrant.

     The information required to be reported hereunder for the Company's Directors is incorporated by reference to the information reported in the Company's Proxy Statement for its 1996 annual meeting of stockholders under the caption "Election of Directors".

     The information required to be reported hereunder for the Executive Officers of the Registrant is incorporated by reference to the information in Item 1A of this Form 10-K under the caption
"Executive Officers of the Registrant".

Item 11. Executive Compensation.

     The information required to be reported hereunder is incorporated by reference to the information reported in the Company's Proxy Statement for its 1996 annual meeting of stockholders under the captions "Executive Compensation" and under the subheading "Directors' Compensation" of the caption "Election of Directors".

Item 12. Security Ownership of Certain Beneficial Owners and
         Management.

     The information required to be reported hereunder is incorporated by reference to the information reported in the Company's Proxy Statement for its 1996 annual meeting of stockholders under the caption "Security Ownership of Certain Beneficial Owners and Management".

Item 13. Certain Relationships and Related Transactions.

     The information required to be reported hereunder is incorporated by reference to the information reported in the Company's Proxy Statement for its 1996 annual meeting of stockholders under the caption "Election of Directors".

                             PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on
         Form 8-K.

(a)  1.     Financial Statements  The Consolidated Financial
            Statements of the Company (including the Report of Independent Certified Public Accountants) required to be reported herein are incorporated by reference to the information reported in the Company's 1995 annual report to stockholders under the following captions:
            "Consolidated Statements of Income", "Consolidated
            Balance Sheets", "Consolidated Statements of Cash Flows",
            "Consolidated Statements of Common Equity", "Notes to
            Consolidated Financial Statements" and "Report of
            Independent Certified Public Accountants".

      2.    Financial Statement Schedules  The following
            Financial Statement Schedules and report thereon are filed as part of this Form 10-K on the pages indicated below:

Schedule
Number          Description

          Report of Independent Certified Public
          Accountants on Schedule

  II      Valuation and Qualifying Accounts for
          the three years ended December 31, 1995

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

 4c  Second Supplemental Indenture,         Filed herewith as
     executed on September 27, 1995,        Exhibit 4c.
     relating to the Secured Medium Term
     Notes, Series A.

 4d  Amendment to Second Supplemental       Filed herewith as
     Indenture, dated as of October 12,     Exhibit 4d.
     1995, relating to the Secured Medium
     Term Notes, Series A.

 4e  Credit Agreement for Colonial Gas      Incorporated herein
     Company, dated as of June 27, 1990,    by reference.
     filed as Exhibit 10(a) to Form 8-K
     of the Registrant for the quarter
     ended June 30, 1990, as amended on
     December 24, 1991, filed as Exhibit
     4(j) to Form 10-K of the Registrant
     for the year ended December 31,
     1991, as amended on July 27, 1993,
     filed as Exhibit 4(a) to Form 10-Q
     of the Registrant for the quarter
     ended June 30, 1993, as amended on
     June 16, 1994 filed as Exhibit 4(a)
     to Form 10-Q of the Registrant for
     the quarter ended June 30, 1994, as
     amended on July 13, 1994 filed as
     Exhibit (4b) to Form 10-Q of the
     Registrant for the quarter ended
     June 30, 1994.

 4f  Credit Agreement for Massachusetts     Incorporated herein
     Fuel Inventory Trust, dated as of      by reference.
     June 27, 1990, filed as Exhibit
     10(b) to Form 8-K of the Registrant
     for the quarter ended June 30, 1990,
     as amended on July 27, 1993, filed
     as Exhibit 4(b) to Form 10-Q of the
     Registrant for the quarter ended
     June 30, 1993, as amended on June
     16, 1994 filed as Exhibit 4(c) to
     Form 10-Q of the Registrant for the
     quarter ended June 30, 1994, as
     amended on July 13, 1994 filed as
     Exhibit 4(d) to Form 10-Q of the
     Registrant for the quarter ended
     June 30, 1994.

 4g  Purchase Contract, dated as of June    Incorporated herein
     27, 1990 between Massachusetts Fuel    by reference.
     Inventory Trust acting by and
     through its Trustee, Shawmut Bank,
     N.A. and Colonial Gas Company, filed
     as Exhibit 10(e) to Form 8-K of the
     Registrant for quarter ended June
     30, 1990.

 4h  Security Agreement and Assignment of   Incorporated herein
     Contracts, dated as of June 27, 1990   by reference.
     made by Massachusetts Fuel Inventory
     Trust in favor of The First National
     Bank of Boston as Agent, for the
     Ratable Benefit of the Secured
     Parties Named Herein, filed as
     Exhibit 10(c) to Form 8-K of the
     Registrant for the quarter ended
     June 30, 1990.

 4i  Trust Agreement, dated as of June      Incorporated herein
     22, 1990 between Colonial Gas          by reference.
     Company (as Trustor) and Shawmut
     Bank, N.A. (as Trustee), filed as
     Exhibit 10(d) to Form 8-K of the
     Registrant for quarter ended June
     30, 1990.

 10a Service Agreement with Algonquin Gas   Incorporated herein
     Transmission Company, dated December   by reference.
     11, 1972, filed as Exhibit 13(n) to
     Colonial Gas Energy System's
     Registration Statement on Form S-1.
     Commission File No. 2-54673.

 10b Storage Service Agreement with Penn-   Incorporated herein
     York Energy Corporation, dated as of   by reference.
     December 21, 1984, filed as Exhibit
     10(r) to the Registrant's Annual
     Report on Form 10-K for the fiscal
     year ended December 31, 1984.

 10c Gas Transportation Contract for Firm   Incorporated herein
     Reserved Service with Iroquois,        by reference.
     dated February 7, 1991, filed as
     Exhibit 10(v) to the Registrant's
     Annual Report on Form 10-K for the
     fiscal year ended December 31, 1990.

 10d Service Agreement between Algonquin    Incorporated herein
     Gas Transmission Company and           by reference.
     Colonial Gas Company (under Rate
     Schedule AFT-E), dated June 1, 1993,
     filed as Exhibit 10(p) to the
     Registrant's Annual Report on Form
     10-K for the fiscal year ended
     December 31, 1993.

 10e Service Agreement between Algonquin    Incorporated herein
     Gas Transmission Company and           by reference.
     Colonial Gas Company (under Rate
     Schedule AFT-1), dated June 1, 1993,
     filed as Exhibit 10(q) to the
     Registrant's Annual Report on Form
     10-K for the fiscal year ended
     December 31, 1993.

 10f Service Agreement between Algonquin    Incorporated herein
     Gas Transmission Company and           by reference.
     Colonial Gas Company (under Rate
     Schedule AFT-1), dated June 1, 1993,
     filed as Exhibit 10(r) to the
     Registrant's Annual Report on Form
     10-K for the fiscal year ended
     December 31, 1993.

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

 10k Service Agreement between Texas        Incorporated herein
     Eastern Transmission Corporation and   by reference.
     Colonial Gas Company (under Rate
     Schedule CDS), dated June 1, 1993,
     filed as Exhibit 10(w) to the
     Registrant's Annual Report on Form
     10-K for the fiscal year ended
     December 31, 1993.

 10l Service Agreement between Texas        Incorporated herein
     Eastern Transmission Corporation and   by reference.
     Colonial Gas Company (under Rate
     Schedule FT-1), dated June 1, 1993,
     filed as Exhibit 10(x) to the
     Registrant's Annual Report on Form
     10-K for the fiscal year ended
     December 31, 1993.

 10m Service Agreement between Texas        Incorporated herein
     Eastern Transmission Corporation and   by reference.
     Colonial Gas Company (under Rate
     Schedule FTS-8), dated June 1, 1993,
     filed as Exhibit 10(y) to the
     Registrant's Annual Report on Form
     10-K for the fiscal year ended
     December 31, 1993.

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

 10p Service Agreement between              Incorporated herein
     Transcontinental Gas Pipe Line         by reference.
     Corporation and Colonial Gas Company
     (under Rate Schedule FT), dated June
     1, 1993, filed as Exhibit 10(ee) to
     the Registrant's Annual Report on
     Form 10-K for the fiscal year ended
     December 31, 1993.

 10q Service Agreement between Texas        Incorporated herein
     Eastern Transmission Corporation and   by reference.
     Colonial Gas Company (under Rate
     Schedule FT-1), dated June 1, 1993.

 10r Firm Gas Transportation Agreement      Incorporated herein
     between Koch Gateway Pipeline          by reference.
     Company and Colonial Gas Company,
     dated December 1, 1993, filed as
     Exhibit 10(gg) to the Registrant's
     Annual Report on Form 10-K for the
     fiscal year ended December 31, 1993.

 10s Service Agreement between Algonquin    Incorporated herein
     Gas Transmission Company and           by reference.
     Colonial Gas Company (under Rate
     Schedule AFT-1), dated August 1,
     1993, filed as Exhibit 10(ll) to the
     Registrant's Annual Report on Form
     10-K for the fiscal year ended
     December 31, 1993.

 10t Gas Transportation Agreement between   Incorporated herein
     Tennessee Gas Pipeline Company and     by reference.
     Colonial Gas Company (under Rate
     Schedule FT-A), dated September 1,
     1993, filed as Exhibit 10(nn) to the
     Registrant's Annual Report on Form
     10-K for the fiscal year ended
     December 31, 1993.

 10u Gas Transportation Agreement between   Incorporated herein
     Tennessee Gas Pipeline Company and     by reference.
     Colonial Gas Company (under Rate
     Schedule FT-A), dated September 1,
     1993, filed as Exhibit 10(oo) to the
     Registrant's Annual Report on Form
     10-K for the fiscal year ended
     December 31, 1993.

 10v Gas Transportation Agreement between   Incorporated herein
     Tennessee Gas Pipeline Company and     by reference.
     Colonial Gas Company (under Rate
     Schedule FT-A), dated September 1,
     1993, filed as Exhibit 10(pp) to the
     Registrant's Annual Report on Form
     10-K for the fiscal year ended
     December 31, 1993.

 10w Service Agreement between Algonquin    Incorporated herein
     Gas Transmission Company and           by reference.
     Colonial Gas Company (under Rate
     Schedule FST-LG), dated October 1,
     1993, filed as Exhibit 10(qq) to the
     Registrant's Annual Report on Form
     10-K for the fiscal year ended
     December 31, 1993.

 10x Service Agreement between CNG          Incorporated herein
     Transmission Corporation and           by reference.
     Colonial Gas Company (under Rate
     Schedule FTNN), dated October 1,
     1993, filed as Exhibit 10(rr) to the
     Registrant's Annual Report on Form
     10-K for the fiscal year ended
     December 31, 1993.

 10y Service Agreement between CNG          Incorporated herein
     Transmission Corporation and           by reference.
     Colonial Gas Company (under Rate
     Schedule GSS), dated October 1,
     1993, filed as Exhibit 10(ss) to the
     Registrant's Annual Report on Form
     10-K for the fiscal year ended
     December 31, 1993.

 10z Service Agreements between CNG         Incorporated herein
     Transmission Corporation and           by reference.
     Colonial Gas Company (under Rate
     Schedule GSS-II), dated September
     30, 1993, filed as Exhibit 10(tt) to
     the Registrant's Annual Report on
     Form 10-K for the fiscal year ended
     December 31, 1993.

10aa Service Agreement between Texas        Incorporated herein
     Eastern Transmission Corporation and   by reference.
     Colonial Gas Company (under Rate
     Schedule FT-1), dated October 1,
     1993, filed as Exhibit 10(uu) to the
     Registrant's Annual Report on Form
     10-K for the fiscal year ended
     December 31, 1993.

10bb Gas Transportation Agreement between   Incorporated herein
     Tennessee Gas Pipeline Company and     by reference.
     Colonial Gas Company (under Rate
     Schedule FT-A), dated September 1,
     1993, filed as Exhibit 10(vv) to the
     Registrant's Annual Report on Form
     10-K for the fiscal year ended
     December 31, 1993.

10cc Service Agreement between National     Incorporated herein
     Fuel Gas Supply Corporation and        by reference.
     Colonial Gas Company (under Rate
     Schedule EFT), dated October 28,
     1993, filed as Exhibit 10(ww) to the
     Registrant's Annual Report on Form
     10-K for the fiscal year ended
     December 31, 1993.

10dd Gas Transportation Agreement between    Incorporated herein
     Tennessee Gas Pipeline Company and      by reference.
     Colonial Gas Company (under Rate
     Schedule FT-A), dated September 1,
     1993, filed as Exhibit 10(xx) to the
     Registrant's Annual Report on Form
     10-K for the fiscal year ended
     December 31, 1993.

10ee Service Agreement between Algonquin     Incorporated herein
     Gas Transmission Company and            by reference.
     Colonial Gas Company (under Rate
     Schedule AIT-1), dated September 15,
     1993, filed as Exhibit 10(yy) to the
     Registrant's Annual Report on Form
     10-K for the fiscal year ended
     December 31, 1993.

10ff Gas Transportation Agreement between    Incorporated herein
     Tennessee Gas Pipeline Company and      by reference.
     Colonial Gas Company (under Rate
     Schedule FT-A), dated October 1,
     1993, filed as Exhibit 10(zz) to the
     Registrant's Annual Report on Form
     10-K for the fiscal year ended
     December 31, 1993.

10gg Service Agreement between Texas          Incorporated herein
     Eastern Transmission Corporation and     by reference.
     Colonial Gas Company (under Rate
     Schedule FT-1), dated August 18,
     1994, filed as Exhibit 10(kk) to the
     Registrant's Annual Report on Form
     10-K for the fiscal year ended
     December 31, 1994.

10hh Service Agreement between Texas          Incorporated herein
     Eastern Transmission Corporation and     by reference.
     Colonial Gas Company (under Rate
     Schedule FSS-1), dated August 29,
     1994, filed as Exhibit 10(ll) to the
     Registrant's Annual Report on Form
     10-K for the fiscal year ended
     December 31, 1994.

10ii Service Agreement between Texas          Incorporated herein
     Eastern Transmission Corporation and     by reference.
     Colonial Gas Company (under Rate
     Schedule CDS), dated August 29,
     1994, filed as Exhibit 10(mm) to the
     Registrant's Annual Report on Form
     10-K for the fiscal year ended
     December 31, 1994.

10jj Service Agreement between Texas          Incorporated herein
     Eastern Transmission Corporation and     by reference.
     Colonial Gas Company (under Rate
     Schedule CDS), dated August 29,
     1994, filed as Exhibit 10(nn) to the
     Registrant's Annual Report on Form
     10-K for the fiscal year ended
     December 31, 1994.

10kk Service Agreement between Texas          Incorporated herein
     Eastern Transmission Corporation and     by reference.
     Colonial Gas Company (under Rate
     Schedule SS-1), dated November 30,
     1994, filed as Exhibit 10(oo) to the
     Registrant's Annual Report on Form
     10-K for the fiscal year ended
     December 31, 1994.

10ll Service Agreement between Texas          Incorporated herein
     Eastern Transmission Corporation and     by reference.
     Colonial Gas Company (under Rate
     Schedule FSS-1), dated November 30,
     1994, filed as Exhibit 10(pp) to the
     Registrant's Annual Report on Form
     10-K for the fiscal year ended
     December 31, 1994.

10mm Letter Agreement between Algonquin       Incorporated herein
     Gas Transmission Company and             by reference.
     Colonial Gas Company, regarding
     transfer of transportation
     entitlements, dated March 28, 1994,
     filed as Exhibit 10(qq) to the
     Registrant's Annual Report on Form
     10-K for the fiscal year ended
     December 31, 1994.

10nn Capacity Release Umbrella Agreement      Incorporated herein
     between Algonquin Gas Transmission       by reference.
     Company and Colonial Gas Company
     (under Rate Schedules AFT-1 and AFT-
     1S), dated September 14, 1994, filed
     as Exhibit 10(rr) to the
     Registrant's Annual Report on Form
     10-K for the fiscal year ended
     December 31, 1994.

10oo Service Agreement between Algonquin      Incorporated herein
     Gas Transmission Company and             by reference.
     Colonial Gas Company (under Rate
     Schedule AFT-1), dated November 1,
     1994, filed as Exhibit 10(ss) to the
     Registrant's Annual Report on Form
     10-K for the fiscal year ended
     December 31, 1994.

10pp Service Agreement between Algonquin     Incorporated herein
     Gas Transmission Company and            by reference.
     Colonial Gas Company (under Rate
     Schedule AFT-1), dated November 1,
     1994, filed as Exhibit 10(tt) to the
     Registrant's Annual Report on Form
     10-K for the fiscal year ended
     December 31, 1994.

10qq Firm Natural Gas Transportation         Filed herewith as
     Agreement between Tennessee Gas         Exhibit 10qq.
     Pipeline Company and Colonial Gas
     Company (under Rate Schedule NET-
     Northeast), dated August 1, 1995.

10rr Gas Transportation Agreement between    Filed herewith as
     Tennessee Gas Pipeline Company and      Exhibit 10rr.
     Colonial Gas Company (under Rate
     Schedule FT-A), dated June 1, 1995.

10ss Amendment No. 1 (dated July 1, 1995)    Filed herewith as
     to Gas Storage Contract between         Exhibit 10ss.
     Tennessee Gas Pipeline Company and
     Colonial Gas Company (under Rate
     Schedule FS), dated December 1, 1994
     (which superseded contract dated
     September 1, 1993).

10tt Amendment to Gas Transportation         Filed herewith as
     Contract for Firm Reserved Service      Exhibit 10tt.
     with Iroquois Gas Transmission
     System, L.P., dated September 1,
     1995.

10uu Service Agreement between Algonquin     Filed herewith as
     Gas Transmission Company and            Exhibit 10uu.
     Colonial Gas Company (under Rate
     Schedule AFT-1), dated December 1,
     1995.

10vv Lease Agreement, dated as of May 1,     Incorporated herein
     1982, with Olde Market House            by reference.
     Associates of Lowell, filed as
     Exhibit 10(y) to the Registrant's
     Annual Report on Form 10-K for the
     fiscal year ended December 31, 1982.

10ww Lease of Equipment from The National    Incorporated herein
     Shawmut Bank of Boston (now Shawmut,    by reference.
     Bank N.A.) as Trustee, as Lessor
     dated as of May 1, 1973, filed as
     Exhibit 13(c) to Colonial Gas Energy
     System's Registration Statement on
     Form S-1.  Commission File No. 2-
     54673.

10xx Form Employment Agreement for           Incorporated herein
     corporate officers, filed as Exhibit    by reference.
     10(kk) to the Registrant's Annual
     Report on Form 10-K for the fiscal
     year ended December 31, 1992.

10yy Rate increase deferral incentive        Incorporated herein
     policy, dated January 1, 1995, filed    by reference.
     as Exhibit 10(xx) to the
     Registrant's Annual Report on Form
     10-K for the fiscal year ended
     December 31, 1994.

 13a Those portions of the 1995 Annual      Filed herewith as
     Report to Stockholders which have      Exhibit 13a.
     been incorporated by reference in
     Part II Items 5 - 8 and Part IV Item
     14 part a 1.

 21a Subsidiaries of the Registrant.        Filed herewith as
                                            Exhibit 21a.

 23a Consent of Independent Certified       Filed herewith as
     Public Accountants.                    Exhibit 23a.
____________________



EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

  Exhibits 10xx and 10yy above are management contracts or compensatory plans or arrangements in which the executive officers of the Company participate.

(b)  Reports on Form 8-K.

  None

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULE







To the Shareholders of
Colonial Gas Company


In connection with our audit of the consolidated financial statements of Colonial Gas Company and subsidiaries referred to in our report dated January 17, 1996, which is included in the 1995 Annual Report to Stockholders and incorporated by reference in Part II of this Form 10-K, we have also audited the schedule listed at Part IV, Item 14(a)2. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.



                                   GRANT THORNTON LLP

Boston, Massachusetts
January 17, 1996
                                                         SCHEDULE II

              COLONIAL GAS COMPANY AND SUBSIDIARIES
                VALUATION AND QUALIFYING ACCOUNTS
           For the Three Years Ended December 31, 1995
                         (In Thousands)


COLUMN A                 COLUMN B   COLUMN C    COLUMN D      COLUMN E
                                    ADDITIONS
                         BALANCE     CHARGED
                         AT BEGIN-  TO COSTS                  BALANCE AT
                         NING OF      AND                       END OF
DESCRIPTION              PERIOD     EXPENSES    DEDUCTIONS    PERIOD


                         For the Year Ended December 31, 1995

Reserve for              $1,670     $1,821      $1,286   (1)  $2,205
uncollectible accounts

Reserve for insurance    $  527     $  431      $  324        $  634
claims

                        For the Year Ended December 31, 1994

Reserve for              $1,682     $1,803      $1,815   (1)  $1,670
uncollectible accounts

Reserve for insurance    $  598     $  494      $  565        $  527
claims

                       For the Year Ended December 31, 1993

Reserve for              $1,187     $2,101      $1,606   (1)  $1,682
uncollectible accounts

Reserve for insurance    $  548      $ 616       $ 566        $  598
claims


(1)  Accounts charged off, net of collections.

                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         COLONIAL GAS COMPANY             Date
                         By s/F.L. Putnam              March 15, 1996
                         F.L. Putnam, Jr., Chairman
                         of the Board of Directors

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature               Title                  Date

F.L. Putnam, Jr.           Senior Executive Officer,    March 15, 1996
                           Director
Nickolas Stavropoulos      Executive Vice President -   March 15, 1996
                           Finance, Marketing and
                           Chief Financial Officer,
                           Director (Principal
                           Financial Officer)
D.W. Carroll	           Vice President and           March 15, 1996
                           Treasurer (Principal
                           Accounting Officer
V.W. Baur                  Director                     March 15, 1996
A.C. Dudley                Director                     March 15, 1996
J.P. Harrington            Director                     March 15, 1996
H.C. Homeyer               Director                     March 15, 1996
R.L. Hull                  Director                     March 15, 1996
D.H. LeVan, Jr.            Director                     March 15, 1996
K.R. Lydecker              Director                     March 15, 1996
F.L. Putnam, III           President and Chief          March 15, 1996
                           Executive Officer,
                           Director
J.F. Reilly, Jr.           Director                     March 15, 1996
A.B. Sides, Jr.            Director                     March 15, 1996
M.M. Stapleton             Director                     March 15, 1996
C.O. Swanson               Director                     March 15, 1996
G.E. Wik                   Director                     March 15, 1996