Form 10-Q
period 1996-03-31
COLONIAL GAS CO
filed 1996-05-06
CIK 60653

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                          FORM 10-Q


 x   Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the quarterly period ended March 31, 1996

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

                 Yes  X     No


  The number of shares of the registrant's common stock, $3.33 par value, outstanding as of May 1, 1996 was 8,404,572.


                    COLONIAL GAS COMPANY

                            INDEX




PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

  Consolidated Condensed Statements of Income -
      Three Months Ended March 31, 1996 and 1995
      Twelve Months Ended March 31, 1996 and 1995

  Consolidated Condensed Balance Sheets -
      March 31, 1996, December 31, 1995 and
      March 31, 1995

  Consolidated Condensed Statements of Cash Flows -
      Three Months Ended March 31, 1996 and 1995
      Twelve Months Ended March 31, 1996 and 1995

  Notes to Consolidated Condensed Financial Statements

Item 2. Management's Discussion and Analysis of Results of
       Operations and Financial Condition


PART II - OTHER INFORMATION

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K


               PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

            COLONIAL GAS COMPANY AND SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                         (UNAUDITED)
                                       Three Months Ended
                                           March 31,
                                         1996   1995
                                     (In Thousands Except
                                       Per Share Amounts)

Operating Revenues                      $77,578 $70,353
  Cost of gas sold                       37,995  34,861
      Operating Margin                   39,583  35,492

Operating Expenses:
  Operations                              9,117   8,252
  Maintenance                             1,118   1,215
  Depreciation and Amortization           2,895   2,522
  Taxes, other than income                1,395   1,356
      Total Operating Expenses           14,525  13,345

Income Taxes                              8,845   7,680

Utility Operating Income                 16,213  14,467

Other Operating Income:
  Truck transportation revenues           3,577   1,762
  Truck transportation expenses,
      including income taxes and
      interest                           (2,661) (1,639)
      Truck transportation net income       916     123
  Other, net of income taxes                 55     (45)
Total Other Operating Income                971      78
Non-Operating Income, Net                   177     145
Income Before Interest and Debt Expense  17,361  14,690
Interest and Debt Expense                 2,133   2,241
Net Income                              $15,228 $12,449
Average Common Shares Outstanding         8,377   8,241
Income per Average Common Share         $  1.82  $ 1.51
Dividends Paid per Common Share         $  .320  $ .315

 (See accompanying notes to consolidated condensed
             financial statements)

            COLONIAL GAS COMPANY AND SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                         (UNAUDITED)

                                       Twelve Months Ended
                                           March 31,
                                        1996       1995
                                       (In Thousands Except
                                        Per Share Amounts)

Operating Revenues                     $171,874$150,529
  Cost of gas sold                       86,766  76,109
      Operating Margin                   85,108  74,420

Operating Expenses:
  Operations                             32,175  31,263
  Maintenance                             4,304   4,994
  Depreciation and Amortization          10,597   9,474
  Taxes, other than income                5,189   5,016
  Restructuring charge                        -   3,185
      Total Operating Expenses           52,265  53,932

Income Taxes                              9,524   4,260

Utility Operating Income                 23,319  16,228

Other Operating Income:
  Truck transportation revenues           9,390   9,980
  Truck transportation expenses,
      including income
      taxes and interest                 (7,994) (9,029)
      Truck transportation net income     1,396     951
  Other, net of income taxes                 92    (151)
Total Other Operating Income              1,488     800
Non-Operating Income, Net                   898     688
Income Before Interest and Debt Expense  25,705  17,716
Interest and Debt Expense                 9,163   8,657
Net Income                              $16,542  $9,059
Average Common Shares Outstanding         8,327   8,166
Income per Average Common Share          $ 1.99 $  1.11
Dividends Paid per Common Share          $1.275 $ 1.255

 (See accompanying notes to consolidated condensed financial statements)

            COLONIAL GAS COMPANY AND SUBSIDIARIES
            CONSOLIDATED CONDENSED BALANCE SHEETS
                           ASSETS

                             March 31, December 31, March 31,
                               1996      1995        1995
                           (Unaudited)            (Unaudited)
                                     (In Thousands)

Utility Property:
At original cost             $312,507  $308,191  $291,235
  Accumulated depreciation    (75,629)  (72,636)  (68,126)
      Net utility property    236,878   235,555   223,109

Non-Utility Property - Net      5,372     5,036     3,381

      Net property            242,250   240,591   226,490

Capital Leases - Net            1,995     2,253     2,948

Current Assets:
  Cash and cash equivalents     7,844     7,541    10,160
  Accounts receivable          32,276    19,069    25,776
      Allowance for doubtful
         accounts              (3,093)   (2,205)   (2,353)
  Accrued utility revenues      6,448     8,924     4,932
  Unbilled gas costs            5,816     9,688         -
  Fuel and other inventories    7,511    13,648    10,355
  Prepayments and other
      current assets            4,838     4,337     5,768

      Total current assets     61,640    61,002    54,638

Deferred Charges and Other Assets:
  Unrecovered deferred
     income taxes              10,368    10,562    11,277
  Unrecovered demand side
     management costs           4,791     4,977     4,856
  Unrecovered environmental
     expenses - incurred        4,836     4,761     4,839
  Unrecovered environmental
     expenses - accrued         2,225     2,300     3,800
  Unrecovered transition
     costs - accrued            3,600     3,600     4,700
  Other                        12,287    12,375     8,484
      Total deferred charges
          and other assets     38,107    38,575    37,956

Total Assets                 $343,992  $342,421  $322,032

 (See accompanying notes to consolidated condensed financial statements)

            COLONIAL GAS COMPANY AND SUBSIDIARIES
            CONSOLIDATED CONDENSED BALANCE SHEETS
               LIABILITIES AND CAPITALIZATION

                               March 31, December 31, March 31,
                                 1996      1995        1995
                             (Unaudited)          (Unaudited)
                                        (In Thousands)

Capitalization:
  Common equity:
   Common Stock - par value $3.33 per share
     Authorized - 15,000 shares
     Issued and outstanding
        - 8,398, 8,367 and
        8,268 shares          $27,966   $27,863   $27,532
   Premium on common stock     52,024    51,447    49,862
   Retained earnings           38,307    25,760    32,422
      Total Common equity     118,297   105,070   109,816
  Long-term debt               80,381    75,418    77,888

      Total capitalization    198,678   180,488   187,704

Capital Lease Obligations       1,155     1,359     2,236

Current Liabilities:
  Current maturities of
     long-term debt            11,144     6,141     8,451
  Current capital lease
       obligations                839       894       711
  Notes payable                40,000    61,835    33,000
  Gas inventory purchase
      obligations               6,040    12,340     8,041
  Accounts payable             12,812    12,150     7,475
  Other                        13,820     8,306    13,343
    Total current liabilities  84,655   101,666    71,021
Deferred Credits and Reserves:
  Deferred income taxes-funded 33,346    32,299    30,275
  Deferred income taxes-
     unfunded                  10,368    10,562    11,277
  Accrued environmental
     expenses                   2,225     2,300     3,800
  Accrued transition costs      3,600     3,600     4,700
  Other                         9,965    10,147    11,019
      Total deferred credits
          and reserves         59,504    58,908    61,071
Total Capitalization and
       Liabilities           $343,992  $342,421  $322,032



 (See accompanying notes to consolidated condensed financial statements)

            COLONIAL GAS COMPANY AND SUBSIDIARIES
       CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                         (UNAUDITED)


                                          Three Months Ended
                                              March 31,
                                           1996       1995
                                            (In Thousands)

Cash Flows From Operating Activities:
  Net income                               $15,228 $12,449
  Adjustments to reconcile net income
     to net cash                             4,603   2,375
  Changes in current assets and liabilities  4,734  13,223

      Net cash provided by operating
         activities                         24,565  28,047

Cash Flows From Investing Activities:
  Capital expenditures                      (4,746) (4,021)
  Change in deferred accounts                  733   1,268

      Net cash used in investing
      activities                            (4,013) (2,753)

Cash Flows From Financing Activities:
  Dividends paid on Common Stock            (2,680) (2,595)
  Issuance of Common Stock                     680     786
  Issuance of long-term debt, net of
     issuance costs                          9,920       -
  Retirement of long-term debt,
     including premiums                        (34)    (32)
  Change in notes payable                  (21,835)(16,500)
  Change in gas inventory purchase
     obligations                            (6,300) (5,819)
      Net cash used in financing
         activities                        (20,249)(24,160)

Net increase in cash and cash
      equivalents                              303   1,134

Cash and cash equivalents at beginning of
      period                                 7,541   9,026

Cash and cash equivalents at end of
      period                              $  7,844 $10,160

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
      Interest - net of amount
         capitalized                      $  2,167 $ 2,231

      Income and franchise taxes          $    454 $   214

 (See accompanying notes to consolidated condensed financial statements)

            COLONIAL GAS COMPANY AND SUBSIDIARIES
       CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                         (UNAUDITED)


                                       Twelve Months Ended
                                            March 31,
                                         1996       1995
                                           (In Thousands)

Cash Flows From Operating Activities:
  Net income                              $16,542 $  9,059
  Adjustments to reconcile net income
     to net cash                           14,681   10,389
  Changes in current assets and
     liabilities                           (5,640)   5,418

      Net cash provided by operating
         activities                        25,583   24,866

Cash Flows From Investing Activities:
  Capital expenditures                    (26,795) (30,893)
  Change in deferred accounts                (169)   4,513

      Net cash used in investing
         activities                       (26,964) (26,380)

Cash Flows From Financing Activities:
  Dividends paid on Common Stock          (10,657) (10,287)
  Issuance of Common Stock                  2,596    3,767
  Issuance of long-term debt, net
     of issuance costs                     26,941      741
  Retirement of long-term debt,
     including premiums                   (24,815)  (5,151)
  Change in notes payable                   7,000   13,000
  Change in gas inventory purchase
     obligations                           (2,000)     955
      Net cash (used in) provided by
         financing activities                (935)   3,025

Net (decrease) increase in cash and
   cash equivalents                        (2,316)   1,511
Cash and cash equivalents at
   beginning of period                     10,160    8,649

Cash and cash equivalents at end
   of period                             $  7,844  $10,160

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
      Interest - net of amount
         capitalized                     $  9,804   $9,746

      Income and franchise taxes         $  3,684   $6,610

 (See accompanying notes to consolidated condensed financial statements)

            COLONIAL GAS COMPANY AND SUBSIDIARIES
    NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                         (UNAUDITED)


1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1996 and 1995 and results of operations for the three and twelve month periods ended March 31, 1996 and 1995 and cash flows for the three and twelve month periods ended March 31, 1996 and 1995.

2. Due to the significant impact of gas used for space heating during the heating season (November-April) and the Company's seasonal rate structure, the results of operations for the three month periods ending March 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

3. During the three months ended March 31, 1996, the Company issued 31,000 shares of Common Stock, $3.33 par value, under a Dividend Reinvestment and Common Stock Purchase Plan and under an Employee Savings Plan. As a result, Common Stock, $3.33 par value, increased $103,000 and Premium on Common Stock increased $577,000.

4.  Contingencies

    Reference is made to Note J/Contingencies of the Notes to Consolidated Financial Statements contained within the Company's 1995 Annual Report to Stockholders.

5. Reclassifications are made periodically to previously issued financial statements to conform to the current year presentation.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

         Three Months Ended March 31, 1996 and 1995

Net  income for the three months ending March 31, 1996  rose
22%  to  $15,228,000 compared to $12,449,000  for  the  same period last year. This increase resulted primarily from a 12% or $1,746,000 increase in operating income for the Company's utility operation. In addition there was a $793,000 increase in net income for Transgas Inc., the Company's energy trucking subsidiary, compared to the first quarter of 1995. For the three months ending March 31, 1996, operating margin increased $4,091,000 or 11.5% compared to the same 1995 period due to higher firm gas sales volumes resulting from significantly colder weather. During the first quarter of 1996 temperatures averaged 7.5% colder than the same period last year and 3.5% colder than normal.

This increase in operating margin was partially offset by a $1,180,000 or 8.8% rise in operating expenses -- primarily as a result of higher bad debts due to higher gas revenues and increased depreciation.

Income taxes increased $1,165,000 or 15% due to a higher level of income subject to tax.

Other operating income (net of income taxes) increased $893,000 over the comparable 1995 period primarily as a result of the increase in Transgas' net income which is attributable to the colder weather. Compared to the first quarter of 1995, Transgas hauls of LNG increased 141%.

Interest expense decreased $108,000 or 4.8%. Interest on short-term debt increased due to increased borrowings which were partially offset by lower interest rates. This was further offset by a decrease in long-term interest expense due to the early retirement of higher interest debt in December 1995.


         Twelve Months Ended March 31, 1996 and 1995

Net income was $16,542,000 for the twelve months ending March 31, 1996 up from $9,059,000 for the comparable 1995 period, for an increase of 83%. The Company's earnings for the twelve months ending March 31, 1995 reflected a restructuring charge of $1,965,000 after-tax relating to a voluntary early retirement program and the closing of retail appliance sales operations.

The rise in net income for the twelve-month period ending March 31, 1996 was due to weather that was 12% colder than the comparable 1995 period and 6.6% colder than normal. The colder weather for the twelve-month period ending March 31, 1996 caused a 12% increase in firm gas sales volumes and resulted in an increase in operating margin of $10,688,000 or 14%. In addition, net income for Transgas increased $445,000 as compared to the twelve-month period ending March 31, 1995.

Operating expenses were down $1,667,000 or 3.1% of which $3,185,000 relates to the restructuring charge referred to above. This decrease was partially offset by higher bad debts due to higher gas revenues and increased depreciation.

Income taxes increased $5,264,000 due to a higher level of income subject to tax.

Other operating income (net of income taxes) increased
$688,000 over the comparable 1995 period due to the rise in Transgas net income and merchandise net income.

Interest  and  debt  expense  increased  $506,000  or  5.8%.
Interest on short-term debt increased due to increased borrowings which were partially offset by a decrease in long-term interest expense due to the early retirement of higher interest debt in December 1995.


Liquidity and Capital Resources

 On February 5, 1996, the Company issued $10 million of 30-year bonds with an interest rate of 6.94% under the MTN program. It is anticipated that the remaining $45 million of bonds under the MTN program will be issued in several series within the next two years.

 On April 17, 1996, the quarterly dividend on the Company's common stock was increased to $.325 per share or an annualized dividend rate of $1.30 per share. This is the 60th consecutive year that the Company has paid a dividend to common shareholders and the 17th consecutive year that it has increased its per share dividend payment.

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

                                   COLONIAL GAS COMPANY
                                          (Registrant)


Date:  May 6, 1996              F.L. Putnam, III
                                President and Chief Executive Officer



Date:  May 6, 1996              Nickolas Stavropoulos
                                Executive Vice President - Finance,
                                Marketing and Chief Financial Officer

         [END OF FORM 10-Q FOR PERIOD ENDED MARCH 31, 1996]