Form 10-Q
period 1996-06-30
COLONIAL GAS CO
filed 1996-07-26
CIK 60653

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                          FORM 10-Q


    x   Quarterly Report Pursuant to Section 13 or 15(d) of the

        Securities Exchange Act of 1934

        For the quarterly period ended June 30, 1996

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

                 Yes  x     No


The number of shares of the registrant's common stock, $3.33 par value, outstanding as of July 1, 1996 was 8,435,978.


                    COLONIAL GAS COMPANY

                            INDEX




PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

  Consolidated Condensed Statements of Income -
      Three Months Ended June 30, 1996 and 1995
      Six Months Ended June 30, 1996 and 1995
      Twelve Months Ended June 30, 1996 and 1995

  Consolidated Condensed Balance Sheets -
      June 30, 1996, December 31, 1995 and
      June 30, 1995

  Consolidated Condensed Statements of Cash Flows -
      Six Months Ended June 30, 1996 and 1995
      Twelve Months Ended June 30, 1996 and 1995

  Notes to Consolidated Condensed Financial Statements

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition


PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K


               PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

            COLONIAL GAS COMPANY AND SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                         (UNAUDITED)
                                       Three Months Ended
                                            June 30,
                                          1996   1995
                                      (In Thousands Except
                                        Per Share Amounts)

Operating Revenues                      $24,237 $22,760
  Cost of gas sold                       13,899  13,219
      Operating Margin                   10,338   9,541

Operating Expenses:
  Operations                              7,290   7,448
  Maintenance                             1,148   1,021
  Depreciation and Amortization           2,765   2,523
  Taxes, other than income                1,444   1,396
      Total Operating Expenses           12,647  12,388

Income Taxes                             (1,620) (1,922)

Utility Operating Loss                     (689)   (925)

Other Operating Income (Loss):
  Truck transportation revenues           2,670     866
  Truck transportation expenses,
      including income
      taxes and interest                 (2,295) (1,066)
      Truck transportation net income
       (loss)                               375    (180)
  Other, net of income taxes                 44     (14)
Total Other Operating Income (Loss)         419    (194)
Non-Operating Income, Net                   174     145
Loss Before Interest and Debt Expense       (96)   (974)
Interest and Debt Expense                 2,109   2,309
Net Loss                               $ (2,205)$(3,283)
Average Common Shares Outstanding         8,412   8,279
Loss per Average Common Share          $  (0.26) $(0.40)
Dividends Paid per Common Share        $   .325  $ .320

 (See accompanying notes to consolidated condensed
                financial statements)

            COLONIAL GAS COMPANY AND SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                         (UNAUDITED)

                                        Six Months Ended
                                            June 30,
                                         1996       1995
                                       (In Thousands Except
                                        Per Share Amounts)

Operating Revenues                     $101,815 $93,113
  Cost of gas sold                       51,894  48,080
      Operating Margin                   49,921  45,033

Operating Expenses:
  Operations                             16,407  15,699
  Maintenance                             2,266   2,237
  Depreciation and Amortization           5,660   5,045
  Taxes, other than income                2,839   2,752
      Total Operating Expenses           27,172  25,733

Income Taxes                              7,225   5,758

Utility Operating Income                 15,524  13,542

Other Operating Income (Loss):
  Truck transportation revenues           6,247   2,648
  Truck transportation expenses,
      including income
      taxes and interest                 (4,956) (2,705)
      Truck transportation net income
       (loss)                             1,291     (57)
  Other, net of income taxes                 99     (59)
Total Other Operating Income (Loss)       1,390    (116)
Non-Operating Income, Net                   351     291
Income Before Interest and Debt Expense  17,265  13,717
Interest and Debt Expense                 4,242   4,551
Net Income                              $13,023 $ 9,166
Average Common Shares Outstanding         8,395   8,260
Income per Average Common Share         $  1.55 $  1.11
Dividends Paid per Common Share         $ 0.645 $ 0.635



 (See accompanying notes to consolidated condensed financial statements)


            COLONIAL GAS COMPANY AND SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                         (UNAUDITED)

                                      Twelve Months Ended
                                          June 30,
                                        1996       1995
                                      (In Thousands Except
                                       Per Share Amounts)

Operating Revenues                     $173,351$154,216
  Cost of gas sold                       87,445  79,000
      Operating Margin                   85,906  75,216

Operating Expenses:
  Operations                             32,017  30,563
  Maintenance                             4,430   4,770
  Depreciation and Amortization          10,840   9,713
  Taxes, other than income                5,237   5,032
  Restructuring charge                        0   3,185
      Total Operating Expenses           52,524  53,263

Income Taxes                              9,826   4,801

Utility Operating Income                 23,556  17,152

Other Operating Income (Loss):
  Truck transportation revenues          11,175   7,436
  Truck transportation expenses,
      including income taxes
      and interest                       (9,223) (7,170)
      Truck transportation net income     1,952     266
  Other, net of income taxes                150    (120)
Total Other Operating Income              2,102     146
Non-Operating Income, Net                   924     679
Income Before Interest and Debt Expense  26,582  17,977
Interest and Debt Expense                 8,961   8,863
Net Income                              $17,621  $9,114
Average Common Shares Outstanding         8,361   8,213
Income per Average Common Share         $  2.11  $ 1.11
Dividends Paid per Common Share         $ 1.285  $1.265



 (See accompanying notes to consolidated condensed financial statements)

            COLONIAL GAS COMPANY AND SUBSIDIARIES
            CONSOLIDATED CONDENSED BALANCE SHEETS
                           ASSETS

                             June 30,  December 31,  June30,
                                1996      1995        1995
                            (Unaudited)            (Unaudited)

                                      (In Thousands)

Utility Property:
At original cost              $318,828  $308,191  $297,259
  Accumulated depreciation     (78,434)  (72,636)  (70,666)
      Net utility property     240,394   235,555   226,593

Non-Utility Property - Net       5,497     5,036     4,642

      Net property             245,891   240,591   231,235

Capital Leases - Net             1,886     2,253     2,948

Current Assets:
  Cash and cash equivalents      8,416     7,541     7,269
  Accounts receivable           15,073    19,069    11,456
      Allowance for doubtful
         accounts               (3,079)   (2,205)   (2,273)
  Accrued utility revenues         500     8,924       624
  Unbilled gas costs                 -     9,688         -
  Fuel and other inventories     9,447    13,648    13,485
  Prepayments and other
     current assets             11,937     4,337     6,826

      Total current assets      42,294    61,002    37,387

Deferred Charges and Other Assets:
  Unrecovered deferred income
       taxes                    10,174    10,562    11,083
  Unrecovered environmental
       expenses - incurred       3,457     4,761     3,982
  Unrecovered environmental
       expenses - accrued        2,116     2,300     3,222
  Unrecovered transition
       costs - accrued           3,600     3,600     4,700
  Other                         16,926    17,352    13,303
      Total deferred charges
          and other assets      36,274    38,575    36,290

Total Assets                  $326,344  $342,421  $307,860

 (See accompanying notes to consolidated condensed financial statements)

            COLONIAL GAS COMPANY AND SUBSIDIARIES
            CONSOLIDATED CONDENSED BALANCE SHEETS
               LIABILITIES AND CAPITALIZATION

                               June 30, December 31, June 30,
                                1996       1995        1995
                             (Unaudited)           (Unaudited)

                                        (In Thousands)
Capitalization:
  Common equity:
   Common Stock - par value $3.33 per share
     Authorized - 15,000 shares
     Issued and outstanding
       - 8,436, 8,367 and
       8,304 shares           $28,092   $27,863   $27,652
   Premium on common stock     52,719    51,447    50,424
   Retained earnings           33,368    25,760    26,490
      Total Common equity     114,179   105,070   104,566
  Long-term debt               80,343    75,418    75,035

      Total capitalization    194,522   180,488   179,601

Capital Lease Obligations       1,097     1,359     2,236

Current Liabilities:
  Current maturities of
      long-term debt            5,147     6,141     7,954
  Current capital lease
      obligations                 789       894       711
  Notes payable                41,300    61,835    32,500
  Gas inventory purchase
      obligations               5,133    12,340     8,451
  Accounts payable              8,762    12,150     6,481
  Other                        10,118     8,306     9,286
      Total current
        liabilities            71,249   101,666    65,383
Deferred Credits and Reserves:
  Deferred income taxes-funded 33,679    32,299    30,745
  Deferred income taxes-
      unfunded                 10,174    10,562    11,083
  Accrued environmental
      expenses                  2,116     2,300     3,222
  Accrued transition costs      3,600     3,600     4,700
  Other                         9,907    10,147    10,890
      Total deferred credits
       and reserves            59,476    58,908    60,640
Total Capitalization and
      Liabilities            $326,344  $342,421  $307,860



 (See accompanying notes to consolidated condensed financial statements)

            COLONIAL GAS COMPANY AND SUBSIDIARIES
       CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                         (UNAUDITED)


                                           Six Months Ended
                                              June 30,
                                           1996       1995
                                            (In Thousands)

Cash Flows From Operating Activities:
  Net income                             $13,023    $ 9,166
  Adjustments to reconcile net income
     to net cash                          11,664      5,876
  Changes in current assets and
     liabilities                          16,512     22,293

      Net cash provided by operating
        activities                        41,199     37,335

Cash Flows From Investing Activities:
  Capital expenditures                   (11,324)   (11,472)
  Change in deferred accounts             (1,052)     1,947

      Net cash used in investing
        activities                       (12,376)    (9,525)

Cash Flows From Financing Activities:
  Dividends paid on Common Stock          (5,415)    (5,244)
  Issuance of Common Stock                 1,501      1,468
  Issuance of long-term debt, net of
     issuance costs                        9,777          -
  Retirement of long-term debt            (6,069)    (3,382)
  Change in notes payable                (20,535)   (17,000)
  Change in gas inventory purchase
     obligations                          (7,207)    (5,409)
      Net cash used in financing
         activities                      (27,948)   (29,567)

Net (decrease) increase in cash and
    cash equivalents                         875     (1,757)
Cash and cash equivalents at
    beginning of period                    7,541      9,026

Cash and cash equivalents at end
    of period                           $  8,416     $7,269

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
      Interest - net of amount
         capitalized                   $   4,396     $5,033

      Income and franchise taxes       $     649     $3,402

 (See accompanying notes to consolidated condensed financial statements)

            COLONIAL GAS COMPANY AND SUBSIDIARIES
       CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                         (UNAUDITED)


                                         Twelve Months Ended
                                              June 30,
                                           1996       1995
                                            (In Thousands)

Cash Flows From Operating Activities:
  Net income                             $17,621    $ 9,114
  Adjustments to reconcile net income
      to net cash                         17,968     10,842
  Changes in current assets and
      liabilities                         (2,933)      (792)

      Net cash provided by operating
         activities                       32,656     19,164

Cash Flows From Investing Activities:
  Capital expenditures                   (25,922)   (31,734)
  Change in deferred accounts             (2,372)     5,529

      Net cash used in investing
         activities                      (28,294)   (26,205)

Cash Flows From Financing Activities:
  Dividends paid on Common Stock         (10,742)   (10,387)
  Issuance of Common Stock                 2,734      3,675
  Issuance of long-term debt, net of
     issuance costs                       26,810        741
  Retirement of long-term debt           (27,499)    (3,434)
  Change in notes payable                  8,800     14,500
  Change in gas inventory purchase
      obligations                         (3,318)       728
      Net cash provided by financing
          activities                      (3,215)     5,823

Net (decrease) increase in cash and
    cash equivalents                       1,147     (1,218)
Cash and cash equivalents at beginning
    of period                              7,269      8,487

Cash and cash equivalents at end of
    period                              $  8,416    $ 7,269

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
      Interest - net of amount
          capitalized                   $  9,231    $ 9,736

      Income and franchise taxes        $    690    $ 7,074

 (See accompanying notes to consolidated condensed financial statements)

            COLONIAL GAS COMPANY AND SUBSIDIARIES
    NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                         (UNAUDITED)


1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1996 and 1995 and results of operations for the three, six and twelve month periods ended June 30, 1996 and 1995 and cash flows for the six and twelve month periods ended June 30, 1996 and 1995.

2. Due to the significant impact of gas used for space heating during the heating season (November-April) and the Company's seasonal rate structure, the results of operations for the three month and six month periods ending June 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

3. During the six months ended June 30, 1996, the Company issued 68,854 shares of Common Stock, $3.33 par value, under a Dividend Reinvestment and Common Stock Purchase
    Plan and under an Employee Savings Plan. As a result, Common Stock, $3.33 par value, increased $229,000 and Premium on Common Stock increased $1,272,000.

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

Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition

Results of Operations

     Three Months Ended June 30, 1996 and June 30, 1995

 The Company's net loss for the three months ended June 30, 1996 was $2,205,000, which is 33% or $1,078,000 less than the $3,283,000 loss reported for the same period last year. The principal reasons for this change are a 26% or $236,000 decrease in operating loss from utility operations and a $554,000 increase in net income from Transgas Inc., the Company's energy trucking subsidiary. The Company typically incurs losses for the second and third quarters while reporting profits for the first and fourth quarters. This is due to significantly higher natural gas sales throughout the colder months to meet customers' heating needs. Approximately 90% of the Company's residential customers are heating accounts.

 The Company's operating margin increased 8.4% or $797,000 during the second quarter due to a 7.3% increase in firm gas sales. Firm gas sold for the three months ended June 30 rose to 3,117 MMcf in 1996 from 2,906 MMcf in 1995.

 Total operating expenses increased by 2.1% or $259,000 due to a $127,000 increase in maintenance expenses and a $242,000 increase in depreciation and amortization expense.
These increases were partially offset by a $158,000 decrease in operations expense, primarily due to cost saving initiatives.

 Income taxes credit decreased $302,000 or 16% due to a decrease in operating loss.

 Other operating income rose $613,000 primarily due to a $554,000 increase in the net income of Transgas. Second quarter financial results of Transgas were driven by colder than normal weather in the fourth quarter of 1995 and the first quarter of 1996. As a result, Transgas had a significant increase in the demand for the truck transportation of liquefied natural gas (LNG). Transgas hauls of LNG increased 188% for the second quarter of 1996 compared to the same period last year.


           Six Months Ended June 30, 1996 and 1995

 Net income for the six months ended June 30, 1996 was $13,023,000 compared to $9,166,000 for the same period in 1995. This $3,857,000 or 42% increase resulted primarily from a $1,982,000 increase in utility operating income and a $1,347,000 increase in net income for Transgas. The increased income results were due principally to colder weather.

 The 11% or $4,888,000 increase in the Company's operating margin during the period was due to higher firm gas sales. Firm gas sales were 10% higher in 1996 over 1995, resulting from weather which was 3.8% colder than the comparable period last year and 2.6% colder than normal.

 Total operating expenses increased by 5.6% or $1,439,000. Operations and maintenance expenses increased by $737,000 or 4.1%, primarily due to increased rate case amortization expenses and increased bad debts. Depreciation and amortization expense increased $615,000 due to an increase in utility property.

 Income taxes increased $1,467,000 or 26% due to a higher level of pre-tax income.

 Other operating income increased $1,506,000 due to a $1,348,000 increase in net income for Transgas. Hauls of LNG increased 167% for the reasons described above.


         Twelve Months Ended June 30, 1996 and 1995

 Net income for the twelve month period ended June 30, 1996 was $17,621,000, or $2.11 per share. This was a 93% increase over the $9,114,000 net income, or $1.11 per share, reported for the same period in 1995, after a restructuring charge. This increase was 59% over the $11,079,000 net income before a restructuring charge, or $1.35 per share, for the same period in 1995. A restructuring charge recorded in December 1994 relating to a voluntary early retirement program and the closing of retail appliance sales operations amounted to $1,965,000 after-tax or $0.24 per share. The increase in net income for the twelve month period ended June 30, 1996 resulted from higher utility operating income and higher net income for Transgas due to significantly colder weather.

 The 14% or $10,690,000 increase in the Company's operating margin was due to weather that was 8.5% colder than the comparable period last year and 5.1% colder than normal.
This colder weather resulted in a 11% increase in firm gas sales volumes.

 Total operating expenses decreased by 1.4% or $739,000.
Prior to the restructuring charge of $3,185,000 described above, operating expenses increased $2,446,000 or 4.9%.
This was primarily because of a $1,127,000, or 12%; increase in depreciation and amortization expense due to an increase in utility property; and a $1,114,000 or 3.2% increase in operations and maintenance expense due principally to increased bad debt expense.

 Income taxes increased $5,025,000 or 105% due to a higher level of pre-tax income.

 Other operating income increased $1,956,000 due to a $1,686,000 increase in net income for Transgas. The colder winter of 1996 beneficially affected Transgas' performance as compared to the twelve-month period ended June 30, 1995 which included the weak 1995 first two quarters.
Proposed Joint Venture

    On May 28, 1996, the Company jointly announced with
Cabot LNG Corporation ("Cabot") the intention to form a joint venture. The joint venture is proposed to be accomplished through (i) Cabot acquiring from the Company, for a purchase price of seven million dollars ($7,000,000), a fifty percent (50%) interest in Transgas, Inc., the Company's wholly owned energy trucking subsidiary which specializes in liquefied natural gas ("LNG") hauling; and
(ii) Cabot and the Company creating a new entity that will lease an LNG storage tank of the Company and market LNG storage and related services to energy providers and end-users. Before the sale of the Transgas interest to Cabot, Transgas will distribute to the Company its excess cash estimated at eight million dollars ($8,000,000). The
Company will recognize a gain of approximately $.40 a share at the time of the sale of the Transgas interest. The
Company may use the net proceeds of this transaction to pay down short-term debt, to make investments and for other general corporate purposes.


                 PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

a.  Exhibits

    None

b.  Reports on Form 8-K

    An 8-K was filed on May 29, 1996 reporting the proposed joint venture between the Company and Cabot LNG Corporation
(see "Proposed Joint Venture" under Item 2).

                         SIGNATURES




  Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   COLONIAL GAS COMPANY
                                          (Registrant)


Date:  July 26, 1996             F.L. Putnam, III
                                 President and Chief Executive Officer


Date:  July 26, 1996             Nickolas Stavropoulos
                                 Executive Vice President -
                                 Finance, Marketing and Chief
                                 Financial Officer

           [END OF FORM 10-Q FOR PERIOD ENDING JUNE 30, 1996]