Form 10-Q
period 1996-09-30
COLONIAL GAS CO
filed 1996-11-15
CIK 60653

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                          FORM 10-Q


  x  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934
     For the quarterly period ended September 30, 1996

                             OR

     Transition Report Pursuant to Section 13 or 15(d) of
     the Securities Exchange Act of 1934
     For the transition period from               to

       COMMISSION FILE NUMBER  0-10007


                    COLONIAL GAS COMPANY
   (Exact name of registrant as specified in its charter)

             Massachusetts                      04-1558100
       (State or other jurisdiction of       (I.R.S. Employer
       Incorporation or organization)     Identification Number)

       40 Market Street, Lowell, Massachusetts       01852
      (Address of principal executive offices)     (Zip Code)


Registrant's telephone number, including area code:
(508)  322-3000


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

                 Yes X      No


  The number of shares of the registrant's common stock, $3.33 par value, outstanding as of November 1, 1996 was 8,478,313.


                    COLONIAL GAS COMPANY

                            INDEX




PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

  Consolidated Condensed Statements of Income -
      Three Months Ended September 30, 1996 and 1995
      Nine Months Ended September 30, 1996 and 1995
      Twelve Months Ended September 30, 1996 and 1995

  Consolidated Condensed Balance Sheets -
      September 30, 1996, December 31, 1995 and
      September 30, 1995

  Consolidated Condensed Statements of Cash Flows -
      Nine Months Ended September 30, 1996 and 1995
      Twelve Months Ended September 30, 1996 and 1995

  Notes to Consolidated Condensed Financial Statements

Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition


PART II - OTHER INFORMATION

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K


              PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

            COLONIAL GAS COMPANY AND SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                         (UNAUDITED)
                                       Three Months Ended
                                         September 30,
                                         1996      1995
                                      (In Thousands Except
                                       Per Share Amounts)

Operating Revenues                      $15,245   $14,911
  Cost of gas sold                        8,474     7,875
      Operating Margin                    6,771     7,036

Operating Expenses:
  Operations                              7,156     7,271
  Maintenance                               968       995
  Depreciation and Amortization           2,765     2,579
  Taxes, other than income                1,237     1,172
      Total Operating Expenses           12,126    12,017

Income Taxes                             (2,789)   (2,730)

Utility Operating Loss                   (2,566)   (2,251)

Other Operating Income:
  Truck transportation revenues           2,902     2,878
  Truck transportation expenses,
      including income taxes and
         interest                        (2,050)   (2,355)
      Truck transportation net income       852       523
  Other, net of income taxes                 76        45
Total Other Operating Income                928       568
Non-Operating Income, Net                   219       124

Loss Before Interest and Debt Expense    (1,419)   (1,559)

Interest and Debt Expense                 2,161     2,373

Net Loss                              $  (3,580) $ (3,932)

Average Common Shares Outstanding         8,448     8,312

Loss per Average Common Share         $   (0.42) $  (0.47)

Dividends Paid per Common Share       $    .325  $   .320

     (See accompanying notes to consolidated condensed
                    financial statements)


            COLONIAL GAS COMPANY AND SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                         (UNAUDITED)

                                       Nine Months Ended
                                         September 30,
                                        1996       1995
                                      (In Thousands Except
                                       Per Share Amounts)

Operating Revenues                     $117,060   $108,024
  Cost of gas sold                       60,368     55,955
      Operating Margin                   56,692     52,069

Operating Expenses:
  Operations                             23,563     22,971
  Maintenance                             3,234      3,232
  Depreciation and Amortization           8,424      7,624
  Taxes, other than income                4,077      3,924
      Total Operating Expenses           39,298     37,751

Income Taxes                              4,435      3,027

Utility Operating Income                 12,959     11,291

Other Operating Income:
  Truck transportation revenues           9,148      5,526
  Truck transportation expenses,
     including income taxes and
       interest                          (7,006)    (5,060)
      Truck transportation net income     2,142        466
  Other, net of income taxes                175        (14)

Total Other Operating Income              2,317        452

Non-Operating Income, Net                   570        415

Income Before Interest and Debt Expense  15,846     12,158

Interest and Debt Expense                 6,402      6,924

Net Income                               $9,444    $ 5,234

Average Common Shares Outstanding         8,413      8,277

Income per Average Common Share          $ 1.12     $ 0.63

Dividends Paid per Common Share          $0.970     $0.955



 (See accompanying notes to consolidated condensed
                 financial statements)

            COLONIAL GAS COMPANY AND SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                         (UNAUDITED)

                                       Twelve Months Ended
                                          September 30,
                                        1996       1995
                                      (In Thousands Except
                                       Per Share Amounts)

Operating Revenues                     $173,685   $156,100
  Cost of gas sold                       88,045     80,078
      Operating Margin                   85,640     76,022

Operating Expenses:
  Operations                             31,901     29,959
  Maintenance                             4,403      4,516
  Depreciation and Amortization          11,025      9,977
  Taxes, other than income                5,303      5,034
  Restructuring charge                        0      3,185
      Total Operating Expenses           52,632     52,671

Income Taxes                              9,767      5,318

Utility Operating Income                 23,241     18,033

Other Operating Income:
  Truck transportation revenues          11,197      6,839
  Truck transportation expenses,
      including income taxes and
         interest                        (8,918)    (6,368)
      Truck transportation net income     2,279        471
  Other, net of income taxes                181        (83)

Total Other Operating Income              2,460        388

Non-Operating Income, Net                 1,021        721

Income Before Interest and Debt Expense  26,722     19,142

Interest and Debt Expense                 8,749      9,126

Net Income                              $17,973    $10,016

Average Common Shares Outstanding         8,395      8,256

Income per Average Common Share          $ 2.14     $ 1.21

Dividends Paid per Common Share          $ 1.29     $ 1.27



     (See accompanying notes to consolidated condensed
                    financial statements)

            COLONIAL GAS COMPANY AND SUBSIDIARIES
            CONSOLIDATED CONDENSED BALANCE SHEETS
                           ASSETS

                            September 30,  December 31,  September 30,
                               1996          1995          1995
                             (Unaudited)                 (Unaudited)
                                         (In Thousands)

Utility Property:
At original cost               $327,102     $308,191      $304,113
  Accumulated depreciation      (81,273)     (72,636)      (73,237)
      Net utility property      245,829      235,555       230,876

Non-Utility Property - Net        6,001        5,036         4,527

      Net property              251,830      240,591       235,403

Capital Leases - Net              1,795        2,253         2,948

Current Assets:
  Cash and cash equivalents       9,061        7,541         7,248
  Accounts receivable - net       4,827       16,864         6,455
  Accrued utility revenues          701        8,924           533
  Unbilled gas costs             13,201        9,688         4,093
  Fuel and other inventories     14,492       13,648        15,372
  Prepayments and other current
     assets                      10,323         4,337         6,071

      Total current assets       52,605        61,002        39,772

Deferred Charges and Other
   Assets:
  Unrecovered deferred income
   taxes                          9,980       10,562        10,889
  Unrecovered environmental
   expenses - incurred            3,779        4,761         4,324
  Unrecovered environmental
   expenses - accrued             1,793        2,300         3,222
  Unrecovered transition
   costs - accrued                3,600        3,600         4,700
  Other                          16,625       17,352        13,195
      Total deferred charges
          and other assets       35,777       38,575        36,330

Total Assets                   $342,007     $342,421      $314,453

     (See accompanying notes to consolidated condensed
                  financial statements)


            COLONIAL GAS COMPANY AND SUBSIDIARIES
            CONSOLIDATED CONDENSED BALANCE SHEETS
               LIABILITIES AND CAPITALIZATION

                            September 30,  December 31,  September 30,
                               1996          1995           1995
                           (Unaudited)                  (Unaudited)
                                        (In Thousands)
Capitalization:
  Common equity:
   Common Stock - par value
      $3.33 per share
      Authorized - 15,000
      shares Issued and
      outstanding - 8,472,
      8,412 and 8,334 shares  $28,212      $27,863       $27,754
   Premium on common stock     53,363       51,447        50,899
   Retained earnings           27,043       25,760        19,898
      Total Common equity     108,619      105,070        98,551
  Long-term debt               85,305       75,418        70,138

      Total capitalization    193,923      180,488       168,689

Capital Lease Obligations         967        1,359         2,237

Current Liabilities:
  Current maturities of
    long-term debt              5,149        6,141         7,818
  Current capital lease
     obligations                  828          894           712
  Notes payable                52,000       61,835        51,800
  Gas inventory purchase
     obligations               10,899       12,340        11,867
  Accounts payable              8,605       12,150         5,963
  Other                         9,713        8,306         3,837

      Total current
         liabilities           87,194      101,666        81,997

Deferred Credits and Reserves:
  Deferred income taxes-funded 34,771       32,299        31,910
  Deferred income taxes-
     unfunded                   9,980       10,562        10,889
  Accrued environmental
     expenses                   1,793        2,300         3,222
  Accrued transition costs      3,600        3,600         4,700
  Other                         9,779       10,147        10,809

      Total deferred credits
         and reserves          59,923       58,908        61,530

Total Capitalization and
   Liabilities               $342,007    $ 342,421     $ 314,453



 (See accompanying notes to consolidated condensed
                 financial statements)

            COLONIAL GAS COMPANY AND SUBSIDIARIES
       CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                         (UNAUDITED)


                                             Nine Months Ended
                                               September 30,
                                              1996      1995
                                              (In Thousands)

Cash Flows From Operating Activities:
  Net income                                $ 9,444  $  5,234
  Adjustments to reconcile net income to
     net cash                                18,198    11,281
  Changes in current assets and liabilities   6,118    13,764

      Net cash provided by operating
         activities                          33,760    30,279

Cash Flows From Investing Activities:
  Capital expenditures                      (20,187)  (18,408)
  Change in deferred accounts                (3,499)      318

      Net cash used in investing activities (23,686)  (18,090)

Cash Flows From Financing Activities:
  Dividends paid on Common Stock             (8,160)   (7,903)
  Issuance of Common Stock                    2,265     2,044
  Issuance of long-term debt                 20,000       -
  Retirement of long-term debt              (11,105)   (8,415)
  Debt issue cost                              (278)      -
  Change in notes payable                    (9,835)    2,300
  Change in gas inventory purchase
     obligations                             (1,441)   (1,993)
      Net cash used in financing activities  (8,554)  (13,967)

Net (decrease) increase in cash and
   cash equivalents                           1,520   (1,778)
Cash and cash equivalents at beginning
   of period                                  7,541     9,026

Cash and cash equivalents at end
   of period                               $  9,061   $ 7,248

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
      Interest - net of amount
         capitalized                       $  6,989   $ 6,368

      Income and franchise taxes           $  6,780   $ 3,428

 (See accompanying notes to consolidated condensed
                  financial statements)

            COLONIAL GAS COMPANY AND SUBSIDIARIES
       CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                         (UNAUDITED)


                                           Twelve Months Ended
                                               September 30,
                                             1996       1995
                                              (In Thousands)

Cash Flows From Operating Activities:
  Net income                                $17,973   $10,016
  Adjustments to reconcile net income
     to net cash                             21,492    13,931
  Changes in current assets and
     liabilities                             (4,798)    1,185

      Net cash provided by operating
         activities                          34,667    25,132

Cash Flows From Investing Activities:
  Capital expenditures                      (27,850)  (28,667)
  Change in deferred accounts                (5,611)    4,156

      Net cash used in investing
         activities                         (33,461)  (24,511)

Cash Flows From Financing Activities:
  Dividends paid on Common Stock            (10,829)  (10,482)
  Issuance of Common Stock                    2,923     3,003
  Issuance of long-term debt                 40,000       -
  Retirement of long-term debt              (27,502)   (8,446)
  Debt issue costs                           (3,217)      -
  Change in notes payable                       200    16,300
  Change in gas inventory purchase
     obligations                               (968)   (1,780)
      Net cash (used in) provided by
         financing activities                   607    (1,405)

Net (decrease) increase in cash and
   cash equivalents                           1,813      (784)
Cash and cash equivalents at beginning
   of period                                  7,248     8,032

Cash and cash equivalents at end of
   period                                  $  9,061  $  7,248

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
      Interest - net of amount
         capitalized                      $  10,489  $  9,268

      Income and franchise taxes          $   6,827  $  4,762

       (See accompanying notes to consolidated condensed
                    financial statements)

            COLONIAL GAS COMPANY AND SUBSIDIARIES
    NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                         (UNAUDITED)


1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1996 and 1995 and results of operations for the three, nine and twelve month periods ended September 30, 1996 and 1995 and cash flows for the nine and twelve month periods ended September 30, 1996 and 1995.

2. Due to the significant impact of gas used for space heating during the heating season (November-April) and the Company's seasonal rate structure, the results of operations for the three month and nine month periods ending September 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

3. During the nine months ended September 30, 1996, the Company issued 105,020 shares of Common Stock, $3.33 par value, under a Dividend Reinvestment and Common Stock Purchase Plan and under Employee Savings Plans. As a result, Common Stock, $3.33 par value, increased $349,000 and Premium on Common Stock increased $1,916,000.

    On September 18, 1996, the Company issued $10 million of
    18 month First Mortgage Bonds bonds with an interest rate of 6.20% under its Medium Term Note program.

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


Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition

Results of Operations

       Three Months Ended September 30, 1996 and 1995

     The Company's net loss for the three months ended September 30, 1996 was $3,580,000, or $.42 per share, which is 8.9% or $352,000 less than the $3,932,000 loss, or $.47 per share, reported for the same period last year. The principal reasons for the change in net income are the increase in Transgas operating income as described below. The Company typically incurs losses for the second and third quarters while reporting profits for the first and fourth quarters. This is due to significantly higher natural gas sales throughout the colder months to meet customers' heating needs. Approximately 90% of the Company's residential customers are heating accounts.

      Other operating income included a $329,000 increase in operating income for Transgas, principally due to gains on the sale of used tractors.

      Nine Months Ended September 30, 1996 and 1995

      Net income for the nine months ended September 30, 1996 was $9,444,000, compared to $5,234,000 for the comparable
1995 period. This $4,210,000 or 80% increase is due to factors described below.

      The Company's operating margin increased 8.9% or $4,623,000 during the period due to a 7.8% increase in firm gas sales as a result of weather which was 3.6% colder than the comparable period in the prior year and 2.5% colder than normal and continued customer growth.

      Total operating expenses increased by 4.1% or $1,547,000 principally due to two factors. First, a $594,000 or 2.3% increase in operations and maintenance expenses principally due to increased bad debt expense as a result of higher gas revenues; and second, an $800,000 or 11% increase in depreciation and amortization expense due to an increase in utility property.

      Income taxes increased $1,408,000 or 47% due to a higher level of income subject to tax.

      Other operating income increased $1,865,000, or 413% due primarily to the improved financial results for Transgas compared to the 1995 period. An 86% increase in Transgas'
LNG hauls over the first nine months led to a $3,622,000 increase in revenue and resulted in a $1,676,000 increase in truck transportation net income. The increased LNG hauls were primarily due to the colder than normal weather during the winter months.

       Twelve Months Ended September 30, 1996 and 1995

  Net income for the twelve month period ended September 30, 1996 rose to $17,973,000, or $2.14 per share, up 79%
from $10,016,000 or $1.21 per share over twelve month period ended September 30, 1995. Net income for the prior twelve month period was after a restructuring charge of
$3,185,000  which  was  recorded in  December  1994.   This
charge resulted from a voluntary early retirement program and the closing of retail appliance sales operations. Net income for the twelve month period ended September 30, 1995, excluding the restructuring charge, was $11,981,000 or $1.45 per share.

     The Company's operating margin increased 13% or $9,618,000 during the current twelve month period due to a 13% increase in firm gas sales resulting from weather that was 8.4% colder than the comparable prior year period (4.9% colder than normal), and continued customer growth.

     Total operating expenses decreased by $39,000. Operations and maintenance expenses increased $1,829,000, or 5.4%, principally due to higher bad debt expense, based on increased revenues. Depreciation and amortization increased $1,048,000, or 11% due to an increase in utility property. These increases were offset by the $3,185,000 restructuring charge recorded in December 1994, as described above.

     Income taxes increased $4,449,000 or 84% due to a higher level of income subject to tax.

     Other operating income increased $2,072,000 primarily due to a $1,808,000 increase in net income for Transgas. The colder winter of 1995-1996 favorably affected Transgas' performance as compared to the twelve-month period ended
September 30, 1995.

     Interest and debt expense decreased $377,000 or 4.1% due to decreased interest expense on long term debt, increased regulatory interest income as a result of increased unbilled gas costs; both partially offset by an increase in interest on higher short term debt balances.

Liquidity and Capital Resources

      On September 18, 1996, the Company issued $10 Million of
18 month First Mortgage Bonds with an interest rate of 6.20% under its Medium Term Note program.



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

                                  COLONIAL GAS COMPANY
                                  (Registrant)


Date:  November 13, 1996        F.L. Putnam III
                                President and Chief Executive Officer


Date:  November 13, 1996        Nickolas Stavropoulos
                                Executive Vice President - Finance,
                                Marketing and Chief Financial Officer


          [END OF FORM 10-Q FOR PERIOD ENDING SEPTEMBER 30, 1996]