Form 10-K
period 1996-12-31
COLONIAL GAS CO
filed 1997-03-25
CIK 60653

SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C.  20549

                            FORM 10-K

__X_ Annual Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the fiscal year ended December 31, 1996

                               OR

____ Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

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

		Yes__X_     No____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K
                 ____

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 1997 was $179,271,162.

The number of shares of the registrant's common stock outstanding as of February 28, 1997 was 8,536,722.

               DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual report to stockholders for the year ended December 31, 1996 are incorporated by reference into Part II and
Part IV. Portions of the proxy statement for the 1997 annual meeting of stockholders are incorporated by reference into Part III.

                       COLONIAL GAS COMPANY

                 FORM 10-K ANNUAL REPORT - 1996

                        TABLE OF CONTENTS




                             PART I

Item  1.  Business

Item  2.  Properties

Item  3.  Legal Proceedings

Item  4.  Submission of Matters to a Vote of Security Holders


                             PART II

Item  5.  Market for Registrant's Common Stock and Related
          Stockholder Matters

Item  6.  Selected Financial Data

Item  7.  Management's Discussion and Analysis of Financial
	  Condition and Results of Operations

Item  8.  Financial Statements and Supplementary Data

Item  9.  Changes in and Disagreements with Accountants on
	  Accounting and Financial Disclosure


                            PART III

Item  10.  Directors and Executive Officers of the Registrant

Item  11.  Executive Compensation

Item  12.  Security  Ownership of Certain Beneficial
	   Owners and Management

Item  13.  Certain Relationships and Related Transactions


                             PART IV

Item  14.  Exhibits,Financial Statement
	   Schedules, and Reports on Form 8-K



                              PART I

Item 1. Business

                           THE COMPANY

     Colonial Gas Company ("Colonial" or the "Company"), a Massachusetts corporation formed in 1849, is primarily a regulated natural gas distribution utility. The Company serves over 145,000 utility customers in 24 municipalities located northwest of Boston and on Cape Cod. Through its subsidiary, Transgas Inc. ("Transgas"), the Company also provides over-the-road transportation of liquefied natural gas ("LNG"), propane and other commodities.

     The Company's corporate office is located at 40 Market
Street, Lowell, Massachusetts 01852. The telephone number is
(508) 322-3000.

     The Company's combined natural gas distribution service areas in the Merrimack Valley region northwest of Boston and on Cape Cod cover approximately 622 square miles with a year-round population of approximately 500,000, which increases by approximately 350,000 during the summer tourist season on Cape Cod. The Company is serving approximately 49% of potential customers in its service areas. Of its 145,471 customers, approximately 90% are residential accounts. The Company added 4,072 firm sales customers in 1996. The Company's growth has been based on new residential construction in its service areas and conversions to gas from other energy sources for existing homes and businesses. Of the total number of new customers in 1996, 53% converted from other fuels and 47% were new construction.

     The Company's 1996 consolidated operating revenues were derived 64% from firm gas sales to residential customers, 32% from firm gas sales to commercial and industrial customers, 2% from non-firm customers, 1% from firm transportation customers and 1% from other revenues. For the year 1996, the Company sold 19,564 MMcf of gas, of which 11,808 MMcf was sold in the Merrimack Valley area and 7,756 MMcf in the Cape Cod area. At December 31, 1996, 90% of the Company's residential customers used gas as their source of heating fuel. The demand for the products and services furnished by the Company is to a great extent seasonal, being heaviest in the colder months.

     At December 31, 1996, the Company had 475 full-time-equivalent employees. Of those employees, 90 are covered by a collective bargaining agreement with the United Steelworkers of America which expires in April 2001 and 75 are covered by a separate collective bargaining agreement with the United Steelworkers of America which expires in February 2000. In addition, Transgas employs 78 full-time employees of which 61 are covered by collective bargaining agreements with the International Brotherhood of Teamsters . The drivers agreement expires in June 1999 while the mechanics agreement expires in July 1999.


        GAS SUPPLY, TRANSPORTATION AND STORAGE RESOURCES

     Since 1993, the effective date of Order 636 of the Federal Energy Regulatory Commission ("FERC"), the Company has been responsible for managing its own supply, pipeline transportation capacity and storage resources on behalf of its firm sales customers. Generally, the Company pays negotiated prices for pipeline-transported supplies and tariffed rates (approved by FERC) for pipeline transportation and storage services it purchases to meet the requirements of its firm sales customers. As discussed below under "State Regulation", the Company continues to explore ways of further unbundling its services to provide a greater number of its customers the opportunity to purchase gas, which would still be distributed by the Company, from alternative suppliers. The further unbundling of services would likely entail adjustments in the Company's gas portfolio, although those adjustments cannot be precisely determined at this time.

     The Company continues to meet its customers' firm supply requirements through a combination of firm and spot purchases of pipeline-transported supply, supply from underground storage, liquefied natural gas and propane. The following table shows the Company's sources of firm supply available to meet its gas requirements and the actual components of gas sendout for each of the last three years:

                         1996          1995            1994
                    MMcf(a)   %    MMcf(a)   %    MMcf(a)    %

Firm Pipeline
Transportation
Capacity            30,313         30,630         28,993

Firm Gas Supply Sources
Contracts for Pipeline-
Transported Gas(b)  18,698    71   18,725    70   19,631     72
LNG contracts        4,150    15    4,150    15    4,050     15
Storage inventory at
January 1 (c)        3,614    14    3,956    15    3,587     13
Total Available     26,462   100   26,831   100   27,268    100

Gas Sendout
Pipeline-Transported
Supplies (d)  	    15,115    72   14,659    72   14,392     72

Supplemental Supplies:
Underground
storage              3,346    16    3,270    16    3,112     16
LNG-as liquid        1,067     5      844     4    1,129      6
LNG-as vapor         1,528     7    1,574     8    1,236      6
Propane-air              1     0        8     _       25      -
Total Sendout       21,057   100   20,355   100   19,894    100


Ratio of available
firm supply to
sendout (e)         1.26           1.32           1.37

_________________________

  (a)	The term "MMcf" means one million cubic feet of vapor
     	or vapor equivalent.

  (b)  	The Company's firm supply purchase contracts are
     	structured to enable the Company to purchase volumes equivalent to the total amount of its firm pipeline transportation capacity during the winter or peak demand season, but less than total firm pipeline capacity during the off-peak season. Accordingly, the total supply purchase contract volumes shown are less than total firm transportation capacity for 1996, 1995 and 1994.

  (c)  	The Company's storage inventory is drawn down and
     	refilled throughout the year depending upon the availability and price of gas sources and upon the requirements of the Company's customers. The Company's current level of underground storage capacity is 4,674 MMcf.

  (d)  	Includes firm and spot volumes.

  (e)  	The Company's ratio of available firm supply to sendout
     	was determined by dividing total firm gas supply sources by total sendout.

     Based upon its firm contracts for transportation, storage, supply and other supplemental sources, the Company expects to be able to meet the gas requirements of its firm sales customers for the foreseeable future. Additional information concerning the Company's firm resources of gas transportation, storage and supply for each of its two service territories is set forth below.

Merrimack Valley Service Area Resources

      The Company maintains three firm contracts with the Tennessee Gas Pipeline Company ("Tennessee") for the transportation of supply to the Merrimack Valley service area. The first contract provides for the firm transportation of 25,196 Mcf per day and is in effect until November 1, 2000. The second firm transportation contract is for 17,300 Mcf per day and is in effect until April 1, 2013. During the off-peak season (April 1 through October 31), the Company assigns this 17,300 Mcf per day of transportation capacity and associated supply to an independently owned, 84 MW cogeneration facility located in the Company's service territory. The third firm transportation service contract with Tennessee is utilized in conjunction with the Iroquois Pipeline System ("Iroquois") to deliver 6,000 Mcf per day of Canadian supplies to the Company. Of this amount, 4,000 Mcf per day can also be transported to the Cape Cod service area on a firm basis via the Algonquin Gas Transmission Company ("Algonquin") system. This third Tennessee contract, as well as the related Iroquois contract, is in effect until November 1, 2011.

     In addition, the Company contracts for underground storage service which, in conjunction with two Tennessee firm transportation contracts, provide up to an additional 23,587 Mcf per day of firm deliverability. The Company has storage capacity of 2,028,800 Mcf and firm deliverability of 16,083 Mcf per day under two contracts with the National Fuel Gas Supply Corporation, ("National Fuel"). In order to deliver these volumes, the Company has a firm transportation contract with Tennessee for 16,083 Mcf per day. Both the National Fuel and Tennessee contracts expire on March 31, 2000 and continue from year to year thereafter unless terminated upon twelve months prior written notice. The Company also has a contract with Tennessee for an additional 1,095,830 Mcf of storage space and 14,150 Mcf per day of withdrawal capacity. In order to deliver these volumes, the Company has a separate firm transportation contract with Tennessee for 7,504 Mcf per day. Both of these contracts continue until November 1, 2000.

     The Company's portfolio of firm pipeline-transported supply for the Merrimack Valley area consists principally of four purchase contracts for domestically-produced gas and one purchase contract for Canadian-produced gas. These individually negotiated contracts provide an aggregate of up to 48,496 Mcf per day of firm supply during the peak season (November 1 through March 31). The Company has received the requisite approval of the Massachusetts Department of Public Utilities ("DPU") for these supply contracts.

     During the peak season, pipeline-transported supply and storage volumes are supplemented by on-system LNG and propane facilities. On January 13, 1997, the Company entered into definitive joint venture agreements with Cabot LNG Corporation ("Cabot LNG"). The joint venture agreements provide that, subject to certain regulatory approvals, (1) the Company will sell a 50% interest in Transgas to Cabot LNG (See the "Transgas Inc." Section hereafter), and (2) the Company will lease its LNG facility in Tewksbury, Massachusetts to a joint venture entity owned 50/50 by the Company and Cabot LNG. Pursuant to this joint venture, Cabot LNG's marketing subsidiary, Distrigas of Massachusetts Corporation ("DOMAC") will market and sell vaporized LNG from the Tewksbury LNG facility above the Company's requirements, with the joint venture entity sharing in the net revenues from such sales. For the 1997-98 heating season, the Company would be entitled to receive up to 46,100 Mcf per day of vaporized LNG through the Tewksbury LNG facility. The sendout capability of the Company's remaining on-system LNG and propane facilities is approximately 30,000 Mcf per day.

Cape Cod Service Area Resources

     The Cape Cod service area is directly served by the Algonquin pipeline system. The Company maintains fourteen firm transportation agreements with Algonquin which provide an aggregate capacity of approximately 45,368 Mcf per day. Each of these fourteen Algonquin transportation arrangements are in effect until October 31, of either 2012 or 2013. Since the Company's firm supplies and storage services are not directly connected to Algonquin, these services are supported by multiple firm transportation and storage services on seven other upstream pipelines.

     The Company also has five storage contracts to service the Cape Cod area, two of which are on the Texas Eastern Transmission Company ("Texas Eastern") system and three of which are on the CNG Transmission Corporation ("CNG") system. The storage contracts with Texas Eastern total approximately 493,486 Mcf of capacity and run through the 2012-2013 heating season. The associated firm transportation capacity from Texas Eastern storage provides deliverability of up to 6,969 Mcf per day. The storage contracts with CNG are for approximately 823,529 Mcf of capacity through March 31, 2006 and 232,600 Mcf of capacity through March 31, 2012. The associated firm transportation capacity from CNG storage provides deliverability of up to 6,342 Mcf per day and Colonial has other arrangements in place by which it may increase that firm deliverability by 6,999 Mcf per day.

     The Company's portfolio of pipeline-transported supplies for the Cape Cod area consists principally of four purchase contracts for domestically-produced gas. These individually negotiated contracts, all of which have been approved by the DPU, provide an aggregate of up to 20,918 Mcf per day of firm supply during the peak season (November 1 through March 31). The Company also has the ability to deliver up to 4,000 Mcf per day of Canadian supplies to the Cape Cod service area on a firm basis utilizing the transportation contracted for the Merrimack Valley service area.

     The Company also operates facilities and maintains contracts which provide up to approximately 32,500 Mcf per day of LNG vapor to the Cape Cod Division during the peak season.

                       REGULATORY MATTERS

     The Company is a public utility subject to the jurisdiction and regulatory authority of the DPU with respect to its rates as well as to the issuance of securities, franchise territory and other related matters. Under the present regulatory system, the DPU permits Massachusetts gas companies to utilize a cost of gas adjustment clause ("CGAC") through which firm sales customers pay, via their monthly gas bill, the exact costs incurred by the companies in procuring and transporting gas to the companies' distribution systems, as such costs change from time to time. Changes in non-gas or base rates charged to customers are subject to approval by the DPU after formal proceedings.

     Environmental response costs, transition costs and demand side management (DSM) program costs are recovered through the CGAC, as approved by the DPU. The environmental response costs recovered through the CGAC relate to the Company's former gas manufacturing operations, as described under "Environmental Matters". Transition costs relate to FERC approved pipeline charges resulting from Order 636. In addition to full recovery of installed conservation measures, the Company is allowed to recover, under methodologies approved in 1995 for its residential DSM programs and in 1996 for its commercial and industrial programs, resulting lost margins and financial incentives based on the attainment of performance goals. In 1996, the Company recorded as operating revenues $1,034,000 of lost margins and $142,000 of financial incentives associated with the residential and commercial DSM programs and in 1995, recorded as operating revenues $900,000 of lost margins and $220,000 of financial incentives.

     The Company has made only two requests for base rate increases since 1984. Its most recent request was made in 1993.
In response to that request, the DPU approved a base rate increase designed to produce additional revenues of $6.7 million or 4.9% annually, effective November 1, 1993.

     The Company's goal is to postpone the filing of a request for its next base rate increase until at least the year 2000 through cost-cutting and other measures, such as its joint venture with Cabot LNG, while maintaining an adequate return to shareholders.
Under a 1995 industry-wide ruling of the DPU, the Company will be required in its next base rate filing either to present an alternative incentive-based method of pricing or to justify continuation of the traditional cost-of-service/rate-of-return method. The Company has reviewed alternative incentive-based pricing methods but has not yet determined what method of regulation will be of greater benefit to its customers and shareholders.

     During 1996, the DPU ordered all Massachusetts gas companies to offer only "unbundled" gas service to interruptible and special contract customers, as a means of promoting greater competition at the city-gate. Unbundled service separates (i) the part of the service involving procuring the gas and transporting it to the city-gate (i.e. the point where the Company takes gas from the interstate pipeline into its distribution system); and (ii) the delivery of the gas to the customer's facility through the local distribution system. The Company had previously offered both bundled and unbundled service to interruptible and special contract customers.

     Since 1993, the Company also has been offering unbundled service as an alternative to its firm commercial and industrial customers. As of December 31, 1996, 19 customers had opted for this firm transportation service, representing less than 2% of the Company's annual firm load. The Company is analyzing methods for making unbundled service viable for a greater number of firm customers, and anticipates DPU rulings containing additional unbundling guidelines in 1997.

     In its 1996 order, the DPU continued to allow Massachusetts gas companies to price interruptible services at negotiated rates based on the value of that service to the customer.
Additionally, Massachusetts gas companies will now be permitted to retain 25% of the net margins earned on interruptible sales, interruptible transportation and capacity release transactions, to the extent those margins exceed thresholds based on previous activity. The Company had previously been allowed to retain 10% of capacity release revenues above an initial threshold of $2,5000,000 under its 1993 base rate proceeding. The amounts retained by the Company from interruptible sales, interruptible transportation and capacity release transactions in 1996, 1995 and 1994 totaled $0, $81,000 and $32,000, respectively. All other revenues from these transactions flow back to firm sales customers through the CGAC.

     The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," requiring the Company to record the financial statement effects of the rate regulation to which the Company is currently subject. Future regulatory changes could result in the Company no longer meeting the provisions of SFAS No.71 for all or part of its business; thereby requiring the elimination of the financial statement effects of regulation for that portion of its business.

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

     As discussed above under "Regulatory Matters", the opportunity already exists for commercial and industrial customers in the Company's franchise areas to purchase gas supply and pipeline transportation from entities other than the Company, and then contract with Colonial for transportation-only service through the Company's distribution system. The Company provides such transportation-only service to commercial and industrial customers on either a firm basis or an interruptible basis. As also discussed above, the Company is evaluating ways to make transportation-only service accessible to a greater number of customers. While firm transportation service may displace firm gas sales by the Company, this service assists qualifying customers in obtaining the lowest possible gas costs while still contributing to the profit margin of the Company. In general, profit margins from interruptible sales and interruptible transportation pass through to firm sales customers in the CGAC, resulting in lower gas costs. As also discussed above in "Regulatory Matters", the Company may now retain 25% of such profit margins above an annual threshold level adjusted on April 30th of each year.

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

     Working with the Massachusetts Department of Environmental Protection, the Company is engaged in site assessments and evaluation of remedial options for contamination that has been attributed to the Company's former gas manufacturing site and at various related disposal sites. During 1990, the DPU ruled that Colonial and eight other Massachusetts gas distribution companies can recover environmental response costs related to former gas manufacturing operations over a seven-year period, without carrying costs, through the CGAC. Through December 31, 1996, the Company had incurred environmental response costs of $11,156,000 of which $7,148,000 has been recovered from customers to date. The Company expects to continue incurring costs arising from these environmental matters.

     As of December 31, 1996, the Company has recorded on the balance sheet a long-term liability of $1,183,000 and, based upon rate recovery, has recorded a corresponding regulatory asset. This amount represents estimated future response costs for these sites based on the Company's preferred methods of remediation. Actual environmental response costs to be incurred depends on various factors, and therefore future costs may differ from the amount currently recorded as a liability.

                           TRANSGAS INC.

     Transgas primarily provides over-the-road transportation of liquefied natural gas, propane and other commodities. In 1996, Transgas provided such service to approximately 60 commercial and gas utility customers located in the eastern half of the United States. Transgas also provides a highly specialized LNG portable pipeline service, which permits gas utilities to provide a continuous supply of natural gas to communities when pipeline gas is interrupted for scheduled or emergency shutdowns or when supplemental supplies are required during periods of peak winter demand. Transgas is subject to various federal and state regulations applicable to motor carriers of hazardous materials. During 1996, Transgas discontinued its propane trucking operations for non-utility customers.

     Transgas had revenues of $11,031,000 in 1996. Approximately 73% of Transgas' revenue in 1996 was derived from transporting LNG from DOMAC's import terminal, located in Everett, Massachusetts. Transgas' revenues increased $3,455,000 or 45% compared to 1995 due primarily to the colder than normal weather in the fourth quarter of 1995 and the first quarter of 1996 which generated a significant increase in demand for the truck transportation of LNG throughout the year.

     Transgas provides over-the-road transportation services by utilizing a fleet of 54 tractors. Transgas operates over 60 trailers which are specifically designed for the transportation of LNG and other cryogenic liquids. Of those cryogenic transport trailers, 20 are leased to Transgas . In addition, Transgas has 11 trailers which are designed for the transportation of propane. Of those propane transport trailers, 6 are leased to Transgas. In addition to the equipment described above, Transgas also has 15 trailers which are equipped as portable LNG vaporizers, as well as 2 flat bed trailers and 2 van trailers.

     Transgas competes with other motor carriers engaged in the transportation of various gases and other products. Transgas believes, however, that it is the leading over-the-road transporter of LNG due to the size of its specialized LNG trailer fleet and the number of LNG loads it delivers annually.

     Transgas is presently wholly-owned by the Company. As referenced above in "Gas Supply, Transportation and Storage Resources", the Company has agreed to sell a 50% interest in Transgas to Cabot LNG as part of a joint venture. The purchase price for the 50% interest is $7,000,000. The Company's sale of a 50% interest in Transgas and its lease of the Tewksbury LNG facility to a joint venture entity are designed to combine the Company's LNG trucking and storage capabilities with the marketing and storage capabilities of Cabot LNG. Completion of the sale of the Transgas interest and implementation of the joint venture are subject to certain regulatory approvals. The Company will recognize a one-time gain of approximately $.35 per share at the time of the sale, expected to occur in the first half of 1997. Effective upon such sale, the Company will be recognizing 50% of the net income of Transgas on an equity basis.

Item 1A. Executive Officers of the Registrant.

     The following table indicates the present executive officers of the Company, their ages, the dates when their service with the Company began and their respective positions with the Company.

                                                      Affiliated with
     Name and Age            Position with Company     Company Since

Frederic L. Putnam, Jr. (72)  Chairman and Senior            1953
			      Executive Officer

Frederic L. Putnam, III (51)  President and Chief            1975
                              Executive Officer

Charles W. Sawyer (51)        Executive Vice
                              President and Chief
                              Operating Officer              1976

Nickolas Stavropoulos (39)    Executive Vice President       1979
                              - Finance, Marketing, and
                              Chief Financial Officer

John P. Harrington (54)       Senior Vice President          1966
			      - Gas Supply and Assistant
                              to the President

Victor W. Baur (53)           President - Transgas Inc.      1972

Dennis W. Carroll (50)        Vice President and Treasurer   1990

Charles A. Cook (44)          Vice President and             1978
		              General Counsel

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

     Mr. Baur has been President of Transgas Inc. since July
1990. He also became a Director in August 1993.

     Mr. Carroll has been Vice President and Treasurer since
August 1990.

     Mr. Cook has been Vice President and General Counsel since
July 1990. Mr. Cook has announced his intention to leave the Company for private practice, effective May 1, 1997.

     These officers hold office until the next annual meeting of the Board of Directors or until their successors are duly elected and qualified, subject to earlier removal.

Item 2. Properties.

     The Company has two principal operations centers and a natural gas storage facility with approximately 1,000,000 Mcf of LNG storage capacity located in Tewksbury, Massachusetts. As part of the joint venture with Cabot LNG described above in "Gas Supply, Transportation and Storage Resources", the Company has agreed to lease the Tewksbury LNG facility to an entity owned 50/50 by the Company and Cabot LNG. The Company will continue to own the Tewksbury LNG facility and, under one of the joint venture agreements, will initially be its operator. In general, the Company's gas production and storage facilities, metering and regulation stations and operations centers, including the Tewksbury LNG facility, are located on land it owns.

     A 175,000 Mcf LNG storage tank located on land owned by the Company in South Yarmouth, Massachusetts is leased from an unaffiliated company through 1998. The Company also has a lease which expires in 2002 for office facilities in Lowell, Massachusetts.

     The Company's distribution mains of approximately 2,960 miles are located within public highways under franchises or permits from state or municipal authorities, or on land owned by others under easements or licenses from the owners. The Company's first mortgage bonds are collateralized by utility property.

     Management considers that the Company's properties are adequate for the conduct of its business for the reasonably foreseeable future.

Item 3. Legal Proceedings.

     See Item 1, "Business--Environmental Matters" above, which is incorporated herein.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of the Company's security holders during the quarter ended December 31, 1996.

                             PART II

Item 5. Market for Registrant's Common Stock and Related
        Stockholder Matters.

     The information required to be reported hereunder is incorporated by reference to the information reported in the Company's 1996 annual report to stockholders under the caption "Shareholder Information" and under Note D of the "Notes to Consolidated Financial Statements".

Item 6. Selected Financial Data.

     The information required to be reported hereunder is incorporated by reference to the information reported in the Company's 1996 annual report to stockholders under the caption
"Selected Financial Data".

Item 7. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.

     The information required to be reported hereunder is incorporated by reference to the information reported in the Company's 1996 annual report to stockholders under the caption
"Management's Discussion and Analysis of Financial Condition and
Results of Operations".

Item 8. Financial Statements and Supplementary Data.

     The information required to be reported hereunder is incorporated by reference to the information reported in the Company's 1996 annual report to stockholders under the following captions: "Consolidated Statements of Income", "Consolidated Balance Sheets", "Consolidated Statements of Cash Flows", "Consolidated Statements of Common Equity", "Notes to Consolidated Financial Statements", "Report of Independent Certified Public Accountants" and "Shareholder Information".

Item 9. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure.

     None.

                            PART III

Item 10. Directors and Executive Officers of the Registrant.

     The information required to be reported hereunder pursuant to Item 401 of Regulation S-K for the Company's Directors is incorporated by reference to the information reported in the Company's Proxy Statement for its 1997 annual meeting of stockholders under the caption "Election of Directors".

     The information required to be reported hereunder pursuant to Item 401 of Regulation S-K for the Executive Officers of the Registrant is incorporated by reference to the information in
Item 1A of this Form 10-K under the caption "Executive Officers of the Registrant".

     The information required to be reported hereunder pursuant to Item 405 of Regulation S-K is incorporated by reference to the information reported in the Company's Proxy Statement for its 1997 annual meeting of stockholders under the caption "Section 16(a) Beneficial Ownership Reporting Compliance".

Item 11. Executive Compensation.

     The information required to be reported hereunder is incorporated by reference to the information reported in the Company's Proxy Statement for its 1997 annual meeting of stockholders under the captions "Executive Compensation" and under the subheading "Directors' Compensation" of the caption "Election of Directors".

Item 12. Security Ownership of Certain Beneficial Owners and
         Management.

     The information required to be reported hereunder is incorporated by reference to the information reported in the Company's Proxy Statement for its 1997 annual meeting of stockholders under the caption "Security Ownership of Certain Beneficial Owners and Management".


Item 13. Certain Relationships and Related Transactions.

     The information required to be reported hereunder is incorporated by reference to the information reported in the Company's Proxy Statement for its 1997 annual meeting of stockholders under the caption "Election of Directors".

                             PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) 1.	Financial Statements  The Consolidated Financial
       	Statements of the Company (including the Report of Independent Certified Public Accountants) required to be reported herein are incorporated by reference to the information reported in the Company's 1996 annual report to stockholders under the following captions:
       	"Consolidated Statements of Income", "Consolidated Balance Sheets", "Consolidated Statements of Cash Flows", "Consolidated Statements of Common Equity", "Notes to Consolidated Financial Statements" and "Report of Independent Certified Public Accountants".

    2.	Financial Statement Schedules  The following
        Financial Statement Schedules and report thereon are filed as part of this Form 10-K on the pages indicated below:

Schedule                                                Page
Number          	Description			Number

		Report of Independent Certified
	  	Public Accountants on Schedule

II      	Valuation and Qualifying Accounts
		for the three years ended
          	December 31, 1996

Schedules other than those listed above are either not required or not applicable, or the required information is shown in the financial statements or notes thereto. Columns omitted from schedules filed have been omitted because the information is not applicable.

      3.    List of Exhibits

Exhibit
Number           	Exhibit				Reference

3a  		Restated Articles of Organization of   Incorporated herein
     		Colonial Gas Company, dated April
		19, 1989, as amended on July 16,
     		1992 and supplemented by a certificate
		of vote of Directors establishing a
		series of a class of stock filed on
          	November 30, 1993, filed as Exhibit
		3(a) to the Registrant's Annual Report
		on Form 10-K for the fiscal year ended
     		December 31, 1993.

3b  		By-Laws of Colonial Gas Company, as    Incorporated herein
     		amended to date, filed as Exhibit      by reference.
     		3(b) to the Registrant's Annual
     		Report on Form 10-K for the fiscal
     		year ended December 31, 1993.

4a  		Second Amended and Restated First      Incorporated herein
     		Mortgage Indenture, dated as of June   by reference.
     		1, 1992, filed as Exhibit 4(b) to
     		Form 10-Q of the Registrant for the
     		quarter ended June 30, 1992.

4b  		First Supplemental Indenture, dated    Incorporated herein
    	 	as of June 15, 1992, filed as          by reference.
     		Exhibit 4(c) to Form 10-Q of the
     		Registrant for the quarter ended
     		June 30, 1992.

4c  		Second Supplemental Indenture,         Incorporated herein
     		executed on September 27, 1995,        by reference.
     		relating to the Secured Medium Term
     		Notes, Series A,  filed as Exhibit
     		4(c) to the Registrant's Form 10-K
     		for the fiscal year ended December
     		31, 1995.

4d  		Amendment to Second Supplemental       Incorporated herein
     		Indenture, dated as of October 12,     by reference.
     		1995, relating to the Secured Medium
     		Term Notes, Series A, filed as
     		Exhibit 4(d) to the Registrant's
     		Form 10-K for the fiscal year ended
     		December 31, 1995.

4e  		Credit Agreement for Colonial Gas      Incorporated herein
     		Company, dated as of June 27, 1990,    by reference.
     		filed as Exhibit 10(a) to Form 8-K
     		of the Registrant for the quarter
     		ended June 30, 1990, as amended on
     		December 24, 1991, filed as Exhibit
     		4(j) to Form 10-K of the Registrant
     		for the year ended December 31,
     		1991, as amended on July 27, 1993,
    	 	filed as Exhibit 4(a) to Form 10-Q
     		of the Registrant for the quarter
     		ended June 30, 1993, as amended on
     		June 16, 1994 filed as Exhibit 4(a)
     		to Form 10-Q of the Registrant for
     		the quarter ended June 30, 1994, as
     		amended on July 13, 1994 filed as
    		Exhibit (4b) to Form 10-Q of the
     		Registrant for the quarter ended
     		June 30, 1994.

4f  		Credit Agreement for Massachusetts     Incorporated herein
     		Fuel Inventory Trust, dated as of      by reference.
     		June 27, 1990, filed as Exhibit
     		10(b) to Form 8-K of the Registrant
     		for the quarter ended June 30, 1990,
     		as amended on July 27, 1993, filed
     		as Exhibit 4(b) to Form 10-Q of the
     		Registrant for the quarter ended
     		June 30, 1993, as amended on June
     		16, 1994 filed as Exhibit 4(c) to
     		Form 10-Q of the Registrant for the
     		quarter ended June 30, 1994, as
     		amended on July 13, 1994 filed as
     		Exhibit 4(d) to Form 10-Q of the
     		Registrant for the quarter ended
    		June 30, 1994.

4g  		Purchase Contract, dated as of June    Incorporated herein
     		27, 1990 between Massachusetts Fuel    by reference.
     		Inventory Trust acting by and
     		through its Trustee, Shawmut Bank,
     		N.A. and Colonial Gas Company, filed
     		as Exhibit 10(e) to Form 8-K of the
     		Registrant for quarter ended June
     		30, 1990.

4h  		Security Agreement and Assignment of   Incorporated herein
     		Contracts, dated as of June 27, 1990   by reference.
     		made by Massachusetts Fuel Inventory
     		Trust in favor of The First National
     		Bank of Boston as Agent, for the
     		Ratable Benefit of the Secured
     		Parties Named Herein, filed as
     		Exhibit 10(c) to Form 8-K of the
     		Registrant for the quarter ended
     		June 30, 1990.

4i  		Trust Agreement, dated as of June      Incorporated herein
     		22, 1990 between Colonial Gas          by reference.
     		Company (as Trustor) and Shawmut
     		Bank, N.A. (as Trustee), filed as
     		Exhibit 10(d) to Form 8-K of the
    	 	Registrant for quarter ended June
     		30, 1990.

10a 		Service Agreement with Algonquin Gas   Incorporated herein
     		Transmission Company, dated December   by reference.
    	 	11, 1972, filed as Exhibit 13(n) to
     		Colonial Gas Energy System's
     		Registration Statement on Form S-1.
     		Commission File No. 2-54673.

10b 		Storage Service Agreement with Penn-   Incorporated herein
     		York Energy Corporation, dated as of   by reference.
     		December 21, 1984, filed as Exhibit
     		10(r) to the Registrant's Annual
     		Report on Form 10-K for the fiscal
     		year ended December 31, 1984.

10c 		Gas Transportation Contract for Firm   Incorporated herein
     		Reserved Service with Iroquois,        by reference.
     		dated February 7, 1991, filed as
     		Exhibit 10(v) to the Registrant's
     		Annual Report on Form 10-K for the
     		fiscal year ended December 31, 1990.

10d 		Service Agreement between Algonquin    Incorporated herein
    	 	Gas Transmission Company and           by reference.
     		Colonial Gas Company (under Rate
     		Schedule AFT-E), dated June 1, 1993,
    		filed as Exhibit 10(p) to the
     		Registrant's Annual Report on Form
     		10-K for the fiscal year ended
   	 	December 31, 1993.

10e 		Service Agreement between Algonquin    Incorporated herein
     		Gas Transmission Company and           by reference.
     		Colonial Gas Company (under Rate
     		Schedule AFT-1), dated June 1, 1993,
     		filed as Exhibit 10(q) to the
     		Registrant's Annual Report on Form
     		10-K for the fiscal year ended
     		December 31, 1993.

10f 		Service Agreement between Algonquin    Incorporated herein
     		Gas Transmission Company and           by reference.
     		Colonial Gas Company (under Rate
     		Schedule AFT-1), dated June 1, 1993,
     		filed as Exhibit 10(r) to the
     		Registrant's Annual Report on Form
     		10-K for the fiscal year ended
     		December 31, 1993.

10g 		Service Agreement between Algonquin    Incorporated herein
     		Gas Transmission Company and           by reference.
     		Colonial Gas Company (under Rate
     		Schedule AFT-1), dated June 1, 1993,
     		filed as Exhibit 10(s) to the
     		Registrant's Annual Report on Form
     		10-K for the fiscal year ended
     		December 31, 1993.

10h 		Service Agreement between Algonquin    Incorporated herein
     		Gas Transmission Company and           by reference.
     		Colonial Gas Company (under Rate
     		Schedule AFT-E), dated June 1, 1993,
     		filed as Exhibit 10(t) to the
     		Registrant's Annual Report on Form
     		10-K for the fiscal year ended
     		December 31, 1993.

10i 		Service Agreement between Algonquin    Incorporated herein
     		Gas Transmission Company and           by reference.
     		Colonial Gas Company (under Rate
     		Schedule AFT-1), dated June 1, 1993,
    		filed as Exhibit 10(u) to the
     		Registrant's Annual Report on Form
     		10-K for the fiscal year ended
     		December 31, 1993.

10j 		Service Agreement between Algonquin    Incorporated herein
     		Gas Transmission Company and           by reference.
     		Colonial Gas Company (under Rate
     		Schedule AFT-1), dated June 1, 1993,
     		filed as Exhibit 10(v) to the
     		Registrant's Annual Report on Form
     		10-K for the fiscal year ended
     		December 31, 1993.

10k 		Service Agreement between Texas        Incorporated herein
     		Eastern Transmission Corporation and   by reference.
     		Colonial Gas Company (under Rate
     		Schedule CDS), dated June 1, 1993,
    	 	filed as Exhibit 10(w) to the
     		Registrant's Annual Report on Form
     		10-K for the fiscal year ended
     		December 31, 1993.

10l 		Service Agreement between Texas        Incorporated herein
     		Eastern Transmission Corporation and   by reference.
     		Colonial Gas Company (under Rate
     		Schedule FT-1), dated June 1, 1993,
     		filed as Exhibit 10(x) to the
     		Registrant's Annual Report on Form
     		10-K for the fiscal year ended
     		December 31, 1993.

10m 		Service Agreement between Texas        Incorporated herein
     		Eastern Transmission Corporation and   by reference.
     		Colonial Gas Company (under Rate
     		Schedule FTS-8), dated June 1, 1993,
    	 	filed as Exhibit 10(y) to the
     		Registrant's Annual Report on Form
     		10-K for the fiscal year ended
     		December 31, 1993.

10n 		Service Agreement between Texas        Incorporated herein
     		Eastern Transmission Corporation and   by reference.
     		Colonial Gas Company (under Rate
     		Schedule FTS-7), dated June 1, 1993,
     		filed as Exhibit 10(z) to the
    	 	Registrant's Annual Report on Form
     		10-K for the fiscal year ended
     		December 31, 1993.

10o   		Service Agreement between Texas        Incorporated herein
     		Eastern Transmission Corporation and   by reference.
     		Colonial Gas Company (under Rate
   	 	Schedule FT-1), dated June 1, 1993,
     		filed as Exhibit 10(aa) to the
     		Registrant's Annual Report on Form
     		10-K for the fiscal year ended
     		December 31, 1993.

10p 		Service Agreement between              Incorporated herein
     		Transcontinental Gas Pipe Line         by reference.
     		Corporation and Colonial Gas Company
  	   	(under Rate Schedule FT), dated June
     		1, 1993, filed as Exhibit 10(ee) to
     		the Registrant's Annual Report on
     		Form 10-K for the fiscal year ended
     		December 31, 1993.

10q 		Service Agreement between Texas        Incorporated herein
     		Eastern Transmission Corporation and   by reference.
     		Colonial Gas Company (under Rate
     		Schedule FT-1), dated June 1, 1993.

10r 		Service Agreement between Algonquin    Incorporated herein
     		Gas Transmission Company and           by reference.
     		Colonial Gas Company (under Rate
     		Schedule AFT-1), dated August 1,
     		1993, filed as Exhibit 10(ll) to the
     		Registrant's Annual Report on Form
     		10-K for the fiscal year ended
     		December 31, 1993.

10s 		Gas Transportation Agreement between   Incorporated herein
     		Tennessee Gas Pipeline Company and     by reference.
     		Colonial Gas Company (under Rate
     		Schedule FT-A), dated September 1,
     		1993, filed as Exhibit 10(nn) to the
    	 	Registrant's Annual Report on Form
     		10-K for the fiscal year ended
     		December 31, 1993.

10t 		Gas Transportation Agreement between   Incorporated herein
     		Tennessee Gas Pipeline Company and     by reference.
     		Colonial Gas Company (under Rate
     		Schedule FT-A), dated September 1,
     		1993, filed as Exhibit 10(oo) to the
     		Registrant's Annual Report on Form
     		10-K for the fiscal year ended
     		December 31, 1993.

10u 		Gas Transportation Agreement between   Incorporated herein
     		Tennessee Gas Pipeline Company and     by reference.
     		Colonial Gas Company (under Rate
     		Schedule FT-A), dated September 1,
     		1993, filed as Exhibit 10(pp) to the
    	 	Registrant's Annual Report on Form
     		10-K for the fiscal year ended
     		December 31, 1993.

10v 		Service Agreement between CNG          Incorporated herein
     		Transmission Corporation and           by reference.
     		Colonial Gas Company (under Rate
     		Schedule FTNN), dated October 1,
     		1993, filed as Exhibit 10(rr) to the
     		Registrant's Annual Report on Form
   	  	10-K for the fiscal year ended
     		December 31, 1993.

10w 		Service Agreement between CNG          Incorporated herein
     		Transmission Corporation and           by reference.
     		Colonial Gas Company (under Rate
     		Schedule GSS), dated October 1,
     		1993, filed as Exhibit 10(ss) to the
     		Registrant's Annual Report on Form
     		10-K for the fiscal year ended
     		December 31, 1993.

10x 		Service Agreements between CNG         Incorporated herein
     		Transmission Corporation and           by reference.
     		Colonial Gas Company (under Rate
     		Schedule GSS-II), dated September
     		30, 1993, filed as Exhibit 10(tt) to
    	 	the Registrant's Annual Report on
     		Form 10-K for the fiscal year ended
     		December 31, 1993.

10y 		Service Agreement between Texas        Incorporated herein
     		Eastern Transmission Corporation and   by reference.
     		Colonial Gas Company (under Rate
     		Schedule FT-1), dated October 1,
     		1993, filed as Exhibit 10(uu) to the
     		Registrant's Annual Report on Form
     		10-K for the fiscal year ended
     		December 31, 1993.

10z	 	Gas Transportation Agreement between   Incorporated herein
     		Tennessee Gas Pipeline Company and     by reference.
     		Colonial Gas Company (under Rate
     		Schedule FT-A), dated September 1,
     		1993, filed as Exhibit 10(vv) to the
     		Registrant's Annual Report on Form
     		10-K for the fiscal year ended
     		December 31, 1993.

10aa		Service Agreement between National     Incorporated herein
     		Fuel Gas Supply Corporation and        by reference.
     		Colonial Gas Company (under Rate
     		Schedule EFT), dated October 28,
     		1993, filed as Exhibit 10(ww) to the
     		Registrant's Annual Report on Form
     		10-K for the fiscal year ended
     		December 31, 1993.

10bb		Gas Transportation Agreement between   Incorporated herein
     		Tennessee Gas Pipeline Company and     by reference.
     		Colonial Gas Company (under Rate
     		Schedule FT-A), dated September 1,
     		1993, filed as Exhibit 10(xx) to the
     		Registrant's Annual Report on Form
     		10-K for the fiscal year ended
     		December 31, 1993.

10cc		Service Agreement between Algonquin    Incorporated herein
     		Gas Transmission Company and           by reference.
     		Colonial Gas Company (under Rate
     		Schedule AIT-1), dated September 15,
     		1993, filed as Exhibit 10(yy) to the
   	 	Registrant's Annual Report on Form
     		10-K for the fiscal year ended
     		December 31, 1993.

10dd		Gas Transportation Agreement between   Incorporated herein
     		Tennessee Gas Pipeline Company and     by reference.
     		Colonial Gas Company (under Rate
   	 	Schedule FT-A), dated October 1,
     		1993, filed as Exhibit 10(zz) to the
     		Registrant's Annual Report on Form
     		10-K for the fiscal year ended
     		December 31, 1993.

10ee		Service Agreement between Texas        Incorporated herein
     		Eastern Transmission Corporation and   by reference.
     		Colonial Gas Company (under Rate
     		Schedule FT-1), dated August 18,
     		1994, filed as Exhibit 10(kk) to the
     		Registrant's Annual Report on Form
     		10-K for the fiscal year ended
     		December 31, 1994.

10ff     	Service Agreement between Texas        Incorporated herein
		Eastern Transmission Corporation and   by reference.
     		Colonial Gas Company (under Rate
     		Schedule FSS-1), dated August 29,
     		1994, filed as Exhibit 10(ll) to the
     		Registrant's Annual Report on Form
     		10-K for the fiscal year ended
     		December 31, 1994.

10gg		Service Agreement between Texas        Incorporated herein
    	 	Eastern Transmission Corporation and   by reference.
     		Colonial Gas Company (under Rate
     		Schedule CDS), dated August 29,
     		1994, filed as Exhibit 10(mm) to the
     		Registrant's Annual Report on Form
     		10-K for the fiscal year ended
     		December 31, 1994.

10hh		Service Agreement between Texas        Incorporated herein
     		Eastern Transmission Corporation and   by reference.
     		Colonial Gas Company (under Rate
     		Schedule CDS), dated August 29,
     		1994, filed as Exhibit 10(nn) to the
     		Registrant's Annual Report on Form
     		10-K for the fiscal year ended
     		December 31, 1994.

10ii		Service Agreement between Texas        Incorporated herein
     		Eastern Transmission Corporation and   by reference.
     		Colonial Gas Company (under Rate
     		Schedule SS-1), dated November 30,
     		1994, filed as Exhibit 10(oo) to the
     		Registrant's Annual Report on Form
     		10-K for the fiscal year ended
     		December 31, 1994.

10jj		Service Agreement between Texas        Incorporated herein
     		Eastern Transmission Corporation and   by reference.
     		Colonial Gas Company (under Rate
  		Schedule FSS-1), dated November 30,
     		1994, filed as Exhibit 10(pp) to the
     		Registrant's Annual Report on Form
     		10-K for the fiscal year ended
     		December 31, 1994.

10kk		Service Agreement between Algonquin    Incorporated herein
     		Gas Transmission Company and           by reference.
     		Colonial Gas Company (under Rate
     		Schedule AFT-1), dated November 1,
     		1994, filed as Exhibit 10(ss) to the
     		Registrant's Annual Report on Form
     		10-K for the fiscal year ended
     		December 31, 1994.

10ll		Service Agreement between Algonquin    Incorporated herein
     		Gas Transmission Company and           by reference.
     		Colonial Gas Company (under Rate
     		Schedule AFT-1), dated November 1,
     		1994, filed as Exhibit 10(tt) to the
     		Registrant's Annual Report on Form
     		10-K for the fiscal year ended
     		December 31, 1994.

10mm		Firm Natural Gas Transportation        Incorporated herein
     		Agreement between Tennessee Gas        by reference.
     		Pipeline Company and Colonial Gas
     		Company (under Rate Schedule NET-
     		Northeast), dated August 1, 1995,
     		filed as Exhibit 10(qq) to the
     		Registrant's Annual Report on Form
     		10-K for the fiscal year ended
     		December 31, 1995.

10nn     	Gas Transportation Agreement between   Incorporated herein
 		Tennessee Gas Pipeline Company and     by reference.
     		Colonial Gas Company (under Rate
     		Schedule FT-A), dated June 1, 1995,
     		filed as Exhibit 10(rr) to the
     		Registrant's Annual Report on Form
     		10-K for the fiscal year ended
     		December 31, 1995.

10oo     	Amendment No. 1 (dated July 1, 1995)   Incorporated herein
 		to Gas Storage Contract between        by reference.
     		Tennessee Gas Pipeline Company and
     		Colonial Gas Company (under Rate
     		Schedule FS), dated December 1, 1994
     		(which superseded contract dated
     		September 1, 1993), filed as Exhibit
		10(ss) to the Registrant's Annual
     		Report on Form 10-K for the fiscal
    	 	year ended December 31, 1995.

10pp     	Amendment to Gas Transportation        Incorporated herein
		Contract for Firm Reserved Service     by reference.
     		with Iroquois Gas Transmission
     		System, L.P., dated September 1,
     		1995, filed as Exhibit 10(tt) to the
     		Registrant's Annual Report on Form
     		10-K for the fiscal year ended
     		December 31, 1995.

10qq		Service Agreement between Algonquin    Incorporated herein
     		Gas Transmission Company and           by reference.
     		Colonial Gas Company (under Rate
     		Schedule AFT-1), dated December 1,
     		1995, filed as Exhibit 10(uu) to the
     		Registrant's Annual Report on Form
     		10-K for the fiscal year ended
     		December 31, 1995.

10rr 		Amendment to Storage Service           Filed herewith as
     		agreement with Penn-York Energy        Exhibit 10rr.
     		Corporation (referenced as Exhibit
     		10b above) dated May 1, 1996 between
     		Colonial Gas Company and National
     		Fuel Gas Supply Corporation
     		(successor -in-interest to Penn-York
     		Energy Corporation)

10ss 		Service Agreement between National     Filed herewith as
     		Fuel Gas Supply Corporation and        Exhibit 10ss.
    		Colonial Gas Company (FST Service)
     		dated April 12, 1996 and amended May
     		1, 1996 and December 1, 1996.

10tt 		Service Agreement between National     Filed herewith as
     		Fuel Gas Supply Corporation and        Exhibit 10tt.
     		Colonial Gas Company (FSS Service)
     		dated April 12, 1996 and amended May
     		1, 1996 and December 1, 1996.

10uu	 	Firm Gas Transportation Agreement      Filed herewith as
     		between Koch Gateway Pipeline Co.      Exhibit 10uu.
     		and Colonial Gas Company  (FTS
     		Service) dated November 1, 1996.

10vv 		Service Agreement between Algonquin    Filed herewith as
     		Gas Transmission Company and           Exhibit 10vv.
     		Colonial Gas Company (under Rate
     		Schedule AFT-E) dated November 2,
     		1996.

10ww 		Service Agreement between Algonquin    Filed herewith as
     		Gas Transmission Company and           Exhibit 10ww.
     		Colonial Gas Company (under Rate
     		Schedule AFT-E) dated November 17,
    	 	1996.

10xx		Lease Agreement, dated as of May 1,    Incorporated herein
     		1982, with Olde Market House           by reference.
    	 	Associates of Lowell, filed as
     		Exhibit 10(y) to the Registrant's
     		Annual Report on Form 10-K for the
     		fiscal year ended December 31, 1982.

10yy		Lease of Equipment from The National   Incorporated herein
     		Shawmut Bank of Boston (now Shawmut,   by reference.
     		Bank N.A.) as Trustee, as Lessor
     		dated as of May 1, 1973, filed as
     		Exhibit 13(c) to Colonial Gas Energy
     		System's Registration Statement on
     		Form S-1.  Commission File No. 2-
     		54673.

10zz		Form Employment Agreement for          Incorporated herein
    	 	corporate officers, filed as Exhibit   by reference.
     		10(kk) to the Registrant's Annual
     		Report on Form 10-K for the fiscal
     		year ended December 31, 1992.

10aaa		Rate increase deferral incentive       Incorporated herein
     		policy, dated January 1, 1995, filed   by reference.
     		as Exhibit 10(xx) to the
    	 	Registrant's Annual Report on Form
    		10-K for the fiscal year ended
     		December 31, 1994.

13a 		Those portions of the 1996 Annual      Filed herewith as
     		Report to Stockholders which have      Exhibit 13a.
     		been incorporated by reference in
    	 	Part II Items 5 - 8 and Part IV Item
     		14 part a 1.

21a 		Subsidiaries of the Registrant.        Filed herewith as
               		                             Exhibit 21a.

23a 		Consent of Independent Certified       Filed herewith as
     		Public Accountants.                    Exhibit 23a.
____________________

           EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

     Exhibits 10zz and 10aaa above are management contracts or compensatory plans or arrangements in which the executive officers of the Company participate.

(b)  Reports on Form 8-K.

     None


                  REPORT OF INDEPENDENT CERTIFIED
                  PUBLIC ACCOUNTANTS ON SCHEDULE


To the Shareholders of
Colonial Gas Company


In connection with our audit of the consolidated financial statements of Colonial Gas Company and subsidiaries referred to in our report dated January 13, 1997, which is included in the 1996 Annual Report to Stockholders and incorporated by reference in Part II of this Form 10-K, we have also audited the schedule listed at Part IV, Item 14(a)2. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.



                                   GRANT THORNTON LLP

Boston, Massachusetts
January 13, 1997


                                                   SCHEDULE II

              COLONIAL GAS COMPANY AND SUBSIDIARIES
                VALUATION AND QUALIFYING ACCOUNTS
           For the Three Years Ended December 31, 1996
                         (In Thousands)


COLUMN A		COLUMN B    COLUMN C    COLUMN D     COLUMN E

                                    ADDITIONS
                        BALANCE     CHARGED                  BALANCE
                        AT          TO COSTS                 AT
DESCRIPTION             BEGINNING   AND         DEDUCT-      END OF
                        OF PERIOD   EXPENSES    IONS         PERIOD


                For the Year Ended December 31, 1996

Reserve for             $2,205      $2,127      $1,617   (1) $2,715
uncollectible accounts

Reserve for insurance     $634        $510        $402         $742
claims

                For the Year Ended December 31, 1995

Reserve for             $1,670      $1,821      $1,286  (1)  $2,205
uncollectible accounts

Reserve for insurance     $527        $431        $324         $634
claims

                For the Year Ended December 31, 1994

Reserve for             $1,682      $1,803      $1,815  (1)  $1,670
uncollectible accounts

Reserve for insurance     $598        $494        $565         $527
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
                        By s/F.L. Putnam                   March 25, 1997
                        F.L. Putnam, Jr., Chairman
                        of the Board of Directors

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                   Title                        Date

s/F.L. Putnam, Jr.         Senior Executive Officer,   	   March 25, 1997
F.L. Putnam, Jr.           Director

s/Nickolas Stavropoulos    Executive Vice President -      March 25, 1997
Nickolas Stavropoulos      Finance, Marketing and Chief
                           Financial Officer,Director
			   (Principal Financial Officer)

s/D.W. Carroll             Vice President and Treasurer    March 25, 1997
D.W. Carroll               (Principal Accounting Officer)

s/V.W. Baur                Director                        March 25, 1997
V.W. Baur

s/J.P. Harrington          Director                        March 25, 1997
J.P. Harrington

s/H.C. Homeyer             Director                        March 25, 1997
H.C. Homeyer

s/R.L. Hull                Director                        March 25, 1997
R.L. Hull

s/D.H. LeVan, Jr.          Director                        March 25, 1997
D.H. LeVan, Jr.

s/F.L. Putnam, III         President and Chief             March 25, 1997
F.L. Putnam, III           Executive Officer, Director

s/J.F. Reilly, Jr.         Director                        March 25, 1997
J.F. Reilly, Jr.

s/A.B. Sides, Jr.          Director                        March 25, 1997
A.B. Sides, Jr.

s/M.M. Stapleton           Director                        March 25, 1997
M.M. Stapleton

s/C.O. Swanson             Director                        March 25, 1997
C.O. Swanson