Form 10-K/A
period 1996-12-31
COLONIAL GAS CO
filed 1997-05-12
CIK 60653

[10-K COVER PAGE]

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

                        [END OF 10-K COVER PAGE]

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

                            [END OF SIGNATURES]


COLONIAL GAS COMPANY HEREBY AMENDS THE FOLLOWING ITEMS, FINANCIAL
STATEMENTS, EXHIBITS OR OTHER PORTIONS OF ITS ANNUAL REPORT FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996 ON FORM 10-K:

                           EXHIBIT 27
                  FINANCIAL DATA SCHEDULE UT
        (SAME AS ORIGINALLY SUBMITTED EXCEPT IDENTIFICATION
                    "TAGS" NOW INCLUDED)