Form 10-Q
period 1997-03-31
COLONIAL GAS CO
filed 1997-05-12
CIK 60653

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                          FORM 10-Q


x     Quarterly Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934

      For the quarterly period ended March 31, 1997

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

                 Yes  X      No


The number of shares of the registrant's common stock, $3.33 par value, outstanding as of May 1, 1997 was 8,568,245.


                    COLONIAL GAS COMPANY

                           INDEX


                                                    PAGE NO.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

  Consolidated Condensed Statements of Income -
      Three Months Ended March 31, 1997 and 1996       3
      Twelve Months Ended March 31, 1997 and 1996      4

  Consolidated Condensed Balance Sheets -
      March 31, 1997, December 31, 1996 and
      March 31, 1996                                 5-6

  Consolidated Condensed Statements of Cash Flows -
      Three Months Ended March 31, 1997 and 1996       7
      Twelve Months Ended March 31, 1997 and 1996

  Notes to Consolidated Condensed Financial
  Statements 					       9

Item 2. Management's Discussion and Analysis of
        Results of Operations and Financial
        Condition                                  10-11


PART II - OTHER INFORMATION

Item 5. Other Information                             12

Item 6. Exhibits and Reports on Form 8-K              12



                PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

            COLONIAL GAS COMPANY AND SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                         (UNAUDITED)
                                         Three Months Ended
                                             March 31,
                                          1997       1996
                                        (In Thousands Except
                                         Per Share Amounts)

Operating Revenues                       $83,324    $77,578
  Cost of gas sold                        43,717     37,995
      Operating Margin                    39,607     39,583

Operating Expenses:
  Operations                               7,727      9,117
  Maintenance                              1,146      1,118
  Depreciation and Amortization            2,973      2,895
  Taxes, other than income                 1,382      1,395
      Total Operating Expenses            13,228     14,525

Income Taxes                               9,432      8,845

Utility Operating Income                  16,947     16,213

Other Operating Income:
  Truck transportation revenues            1,339      3,577
  Truck transportation expenses,
      including income taxes and interest  1,258      2,661
      Truck transportation net income         81        916
  Other, net of income taxes                  49         55

Total Other Operating Income                 130        971

Non-Operating Income, Net                    121        177

Income Before Interest and Debt Expense   17,198     17,361

Interest and Debt Expense                  1,905      2,133

Net Income                               $15,293    $15,228

Average Common Shares Outstanding          8,543      8,377

Income per Average Common Share          $  1.79     $ 1.82

Dividends Paid per Common Share          $  .325     $ .320

       (See accompanying notes to consolidated condensed
                     financial statements)

             COLONIAL GAS COMPANY AND SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                         (UNAUDITED)

                                         Twelve Months Ended
                                             March 31,
                                           1997       1996
                                         (In Thousands Except
                                          Per Share Amounts)

Operating Revenues                       $176,674  $171,874
  Cost of gas sold                         92,909    86,766
      Operating Margin                     83,765    85,108

Operating Expenses:
  Operations                               29,993    32,175
  Maintenance                               4,505     4,304
  Depreciation and Amortization            11,307    10,597
  Taxes, other than income                  5,357     5,189
      Total Operating Expenses             51,162    52,265

Income Taxes                                9,675     9,524

Utility Operating Income                   22,928    23,319

Other Operating Income:
  Truck transportation revenues             8,794     9,390
  Truck transportation expenses,
      including income taxes and interest   7,602     7,994
      Truck transportation net income       1,192     1,396
  Other, net of income taxes                  203        92
Total Other Operating Income                1,395     1,488

Non-Operating Income, Net                     701       898

Income Before Interest and Debt Expense    25,024    25,705

Interest and Debt Expense                   8,481     9,163

Net Income                                $16,543   $16,542

Average Common Shares Outstanding           8,470     8,327

Income per Average Common Share           $  1.95   $  1.99

Dividends Paid per Common Share           $  1.30   $  1.28

 (See accompanying notes to consolidated condensed financial statements)


            COLONIAL GAS COMPANY AND SUBSIDIARIES
            CONSOLIDATED CONDENSED BALANCE SHEETS
                           ASSETS

                              March 31,  December 31,  March 31,
                                1997       1996          1996
                             (Unaudited)              (Unaudited)
                                        (In Thousands)

Utility Property:
At original cost               $338,174    $333,319    $312,507
  Accumulated depreciation      (85,433)    (82,336)    (75,629)
      Net utility property      252,741     250,983     236,878

Non-Utility Property - Net        5,879       5,925       5,372

      Net property              258,620     256,908     242,250

Capital Leases - Net              2,487       1,811       1,995

Current Assets:
  Cash and cash equivalents       3,406       3,541       7,844
  Accounts receivable            32,102      17,719      32,276
      Allowance for doubtful
        accounts                 (3,445)     (2,715)     (3,093)
  Accrued utility revenues        5,869       6,333       6,448
  Unbilled gas costs             12,296      19,238       5,816
  Fuel and other inventories      8,785      11,958       7,511
  Prepayments and other current
    assets                        5,778      11,484       4,838

      Total current assets       64,791      67,558      61,640

Deferred Charges and Other Assets:
  Unrecovered deferred income
    taxes                         9,580       9,774      10,368
  Unrecovered demand side
    management costs              7,983       7,075       4,791
  Unrecovered environmental
    expenses - incurred           4,130       4,011       4,836
  Unrecovered environmental
    expenses - accrued            1,063       1,183       2,225
  Unrecovered transition
    costs - accrued               4,500       4,500       3,600
  Other                          11,499      11,592      12,287
      Total deferred charges
        and other assets         38,755      38,135      38,107

Total Assets                   $364,653    $364,412    $343,992

 (See accompanying notes to consolidated condensed financial statements)


            COLONIAL GAS COMPANY AND SUBSIDIARIES
            CONSOLIDATED CONDENSED BALANCE SHEETS
               LIABILITIES AND CAPITALIZATION

                               March 31,  December 31,  March 31,
                                 1997        1996         1996
                              (Unaudited)              (Unaudited)
                                         (In Thousands)
Capitalization:
  Common equity:
   Common Stock - par value $3.33 per share
     Authorized - 15,000 shares
     Issued and outstanding -
       8,561, 8,518 and 8,398
       shares                   $28,508     $28,366     $27,966
   Premium on common stock       54,985      54,221      52,024
   Retained earnings             43,838      31,319      38,307
     Total Common equity        127,331     113,906     118,297
   Long-term debt                85,226      95,266      80,381

      Total capitalization      212,557     209,172     198,678

Capital Lease Obligations         1,538         930       1,155

Current Liabilities:
  Current maturities of
    long-term debt               15,155       5,152      11,144
  Current capital lease
    obligations                     949         881         839
  Notes payable                  40,100      50,400      40,000
  Gas inventory purchase
    obligations                   7,412      13,039       6,040
  Accounts payable                8,556      14,544      12,812
  Other                          17,733      10,153      13,820

      Total current liabilities  89,905      94,169      84,655

Deferred Credits and Reserves:
  Deferred income taxes-funded   37,023      35,886      33,346
  Deferred income taxes-unfunded  9,580       9,774      10,368
  Accrued environmental expenses  1,063       1,183       2,225
  Accrued transition costs        4,500       4,500       3,600
  Other                           8,487       8,798       9,965

      Total deferred credits
        and reserves             60,653      60,141      59,504

Total Capitalization and
  Liabilities                  $364,653    $364,412    $343,992

 (See accompanying notes to consolidated condensed financial statements)


            COLONIAL GAS COMPANY AND SUBSIDIARIES
       CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                         (UNAUDITED)


                                            Three Months Ended
                                                March 31,
                                             1997       1996
                                              (In Thousands)

Cash Flows From Operating Activities:
  Net income                                $15,293     $15,228
  Adjustments to reconcile net income
    to net cash                               2,540       4,603
  Changes in current assets and liabilities   6,173       4,734

      Net cash provided by operating
        activities                           24,006      24,565

Cash Flows From Investing Activities:
  Capital expenditures                       (4,934)     (4,746)
  Change in deferred accounts                (1,376)        733

      Net cash used in investing
        activities                           (6,310)     (4,013)

Cash Flows From Financing Activities:
  Dividends paid on Common Stock             (2,774)     (2,680)
  Issuance of Common Stock                      907         680
  Issuance of long-term debt, net of
    issuance costs                                0       9,920
  Retirement of long-term debt,
    including premiums                          (37)        (34)
  Change in notes payable                   (10,300)    (21,835)
  Change in gas inventory purchase
    obligations                              (5,627)     (6,300)
      Net cash used in financing
        activities                          (17,831)    (20,249)

Net (decrease) increase in cash and
  cash equivalents                             (135)        303
Cash and cash equivalents at beginning
  of period                                   3,541       7,541

Cash and cash equivalents at end of
  period                                     $3,406      $7,844

Supplemental Disclosures of Cash Flow Information:
    Cash paid during the period for:
      Interest - net of amount capitalized   $2,812      $2,167

      Income and franchise taxes             $  529      $  454

 (See accompanying notes to consolidated condensed financial statements)


            COLONIAL GAS COMPANY AND SUBSIDIARIES
       CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                         (UNAUDITED)


                                           Twelve Months Ended
                                                March 31,
                                             1997       1996
                                              (In Thousands)

Cash Flows From Operating Activities:
  Net income                                $16,543     $16,542
  Adjustments to reconcile net income
    to net cash                              20,456      14,681
  Changes in current assets and
    liabilities                             (12,430)     (5,640)

      Net cash provided by operating
        activities                           24,569      25,583

Cash Flows From Investing Activities:
  Capital expenditures                      (28,626)    (26,795)
  Change in deferred accounts                (2,924)       (169)

      Net cash used in investing activities (31,550)    (26,964)

Cash Flows From Financing Activities:
  Dividends paid on Common Stock            (11,013)    (10,657)
  Issuance of Common Stock                    3,503       2,596
  Issuance of long-term debt, net of
    issuance costs                           19,867      26,941
  Retirement of long-term debt, including
    premiums                                (11,286)    (24,815)
  Change in notes payable                       100       7,000
  Change in gas inventory purchase
    obligations                               1,371      (2,000)
      Net cash (used in) provided by
        financing activities                  2,542        (935)

Net (decrease) increase in cash and
  cash equivalents                           (4,439)     (2,316)
Cash and cash equivalents at beginning
  of period                                   7,845      10,160

Cash and cash equivalents at end of period   $3,406      $7,844

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
      Interest - net of amount capitalized   $9,795      $9,804

      Income and franchise taxes             $6,817      $3,684

 (See accompanying notes to consolidated condensed financial statements)


            COLONIAL GAS COMPANY AND SUBSIDIARIES
    NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                         (UNAUDITED)


1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1997 and 1996 and results of operations for the three and twelve month periods ended March 31, 1997 and 1996 and cash flows for the three and twelve month periods ended March 31, 1997 and 1996.

2. Due to the significant impact of gas used for space heating during the heating season (November-April) and the Company's seasonal rate structure, the results of operations for the three month periods ending March 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

3. During the three months ended March 31, 1997, the Company issued 43,000 shares of Common Stock, $3.33 par value, under a Dividend Reinvestment and Common Stock Purchase Plan and under an Employee Savings Plan. As a result, Common Stock, $3.33 par value, increased $142,000 and Premium on Common Stock increased $764,000.

4.  Contingencies

    Reference is made to Note I/Contingencies of the Notes to Consolidated Financial Statements contained within the Company's 1996 Annual Report to Stockholders.

5. Reclassifications are made periodically to previously issued financial statements to conform to the current year presentation.


Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition

Results of Operations

         Three Months Ended March 31, 1997 and 1996

Net income for the three months ending March 31, 1997 increased $65,000 to $15,293,000 compared to $15,228,000 for the same period last year. Weather for the first quarter was 7.9% warmer than the prior year, however, operating margin remained about the same, principally due to 3.7% customer growth. Operating income for Colonial's utility operation increased $734,000 or 4.5%, primarily caused by a $1,390,000 or 15% decrease in operations expenses -- including lower bad debts, expiration of the amortization of certain deferred expenses and decreased insurance expense.

Income taxes increased $587,000 or 6.6% due to a higher level of utility income subject to tax.

Other operating income (net of income taxes) decreased $841,000 over the comparable 1996 period primarily as a result of a $835,000 decrease in Transgas' net income which is attributable to the warmer weather. Compared to the first quarter of 1996, Transgas hauls of LNG decreased 65%.

Interest expense decreased $228,000 or 10.7%. Interest expense is less than the same period last year principally due to greater interest income on higher balances of regulatory assets (unrecovered gas cost fuel & unrecovered demand side management cost) which is offset against interest expense.


         Twelve Months Ended March 31, 1997 and 1996

Net  income  was  $16,543,000 for the twelve  months  ending
March  31,  1997 compared to $16,542,000 for the  comparable
1996 period.

Net income for the twelve month period remained the same despite weather that was 7.8% warmer than the preceding twelve months. The warmer weather caused operating margin to decrease $1,343,000, which was offset by a $1,103,000 decrease in operating expenses and a $682,000 decrease in interest and debt expense.

Operations expenses were down $2,182,000 or 6.8% due to lower bad debts, expiration of the amortization of certain deferred charges and decreased insurance expense. This decrease was partially offset by increased depreciation.

Other operating income (net of income taxes) decreased $93,000 over the comparable 1996 period. The net income of Transgas for the twelve months ending March 31, 1997 decreased $204,000 or 15% due to the warm winter of 1996-1997, which resulted in decreased demand for energy trucking services. The decrease in Transgas net income was partially offset by increased merchandise and jobbing net income of $111,000.

Interest and debt expense decreased $682,000 or 7.4%. Interest expense has decreased principally due to greater interest income on higher balances of regulatory assets (unrecovered gas costs fuel & unrecovered demand side management costs) which is offset against interest expense.


Liquidity and Capital Resources

  No issuance of long term debt occurred in the first quarter of 1997.

  On April 16, 1997, the quarterly dividend on the Company's common stock was increased to $.335 per share or an annualized dividend rate of $1.34 per share. This is the 61st consecutive year that the Company has paid a dividend to common shareholders and the 18th consecutive year that it has increased its per share dividend payment.


                 PART II - OTHER INFORMATION

Item 5. Other Information

On January 13, 1997, the Company entered into joint venture agreements with Cabot LNG Corporation ("Cabot LNG"). The joint venture agreements are subject to certain regulatory approvals which remain pending. It is anticipated that the regulatory decisions will be issued during the second or
third quarter of 1997.   If the necessary approvals are
obtained: (1) the Company will sell a 50% interest in Transgas to Cabot LNG; and (2) the Company will lease its LNG facility in Tewksbury, Massachusetts to a joint venture entity owned 50/50 by the Company and Cabot LNG. The purchase price for the 50% interest in Transgas is $7,000,000. The Company will recognize a one-time gain of approximately $.35 per share at the time of the Transgas sale and after such sale, will recognize 50% of the net income of Transgas on an equity basis. In connection with the lease of the Tewksbury LNG facility, Cabot LNG"s marketing subsidiary, Distrigas of Massachusetts Corporation, will market and sell vaporized LNG from the Tewksbury LNG facility above the Company's requirements, with the joint venture entity sharing in the net revenues from such sales.

Item 6. Exhibits and Reports on Form 8-K

a.  Exhibits

    None

b.  Reports on Form 8-K

    None


                         SIGNATURES

  Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   COLONIAL GAS COMPANY
                                       (Registrant)


Date: May 12, 1997              s/F.L. Putnam,III
                                F.L. Putnam, III
                                President and Chief
                                Executive Officer


Date: May 12, 1997              s/Nickolas Stavropoulos
                                Nickolas Stavropoulos
                                Executive Vice President
                                - Finance, Marketing and Chief
                                Financial Officer

        [END OF FORM 10-Q FOR PERIOD ENDING MARCH 31, 1997]