Form 10-Q
period 1997-06-30
COLONIAL GAS CO
filed 1997-08-13
CIK 60653

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                          FORM 10-Q


     Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

       For the quarterly period ended June 30, 1997

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

                  Yes __x_      No____


  The number of shares of the registrant's common stock, $3.33 par value, outstanding as of July 1, 1997 was 8,601,590.


                    COLONIAL GAS COMPANY

                            INDEX




PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

  Consolidated Condensed Statements of Income -
      Three Months Ended June 30, 1997 and 1996
      Six Months Ended June 30, 1997 and 1996
      Twelve Months Ended June 30, 1997 and 1996

  Consolidated Condensed Balance Sheets -
      June 30, 1997, December 31, 1996 and
      June 30, 1996

  Consolidated Condensed Statements of Cash Flows -
      Six Months Ended June 30, 1997 and 1996
      Twelve Months Ended June 30, 1997 and 1996

  Notes to Consolidated Condensed Financial Statements

Item 2.  Management's Discussion and Analysis of
         Results of Operations and Financial Condition


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

               PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


            COLONIAL GAS COMPANY AND SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                         (UNAUDITED)
                                      Three Months Ended
                                            June 30,
                                         1997      1996
                                      (In Thousands Except
                                       Per Share Amounts)

Operating Revenues                      $27,212   $24,237
  Cost of gas sold                       16,317    13,899
      Operating Margin                   10,895    10,338

Operating Expenses:
  Operations                              7,392     7,290
  Maintenance                             1,114     1,148
  Depreciation and Amortization           2,973     2,765
  Taxes, other than income                1,394     1,444
      Total Operating Expenses           12,873    12,647

Income Taxes                             (1,431)   (1,620)

Utility Operating Loss                     (547)     (689)

Other Operating Income (Loss):
  Truck transportation revenues             451     2,670
  Truck transportation expenses, including
      income taxes and interest             673     2,295
      Truck transportation net (loss)
      income                               (222)      375
  Other, net of income taxes                 57        44
Total Other Operating (Loss) Income        (165)      419
Non-Operating Income, Net                   143       174
Loss Before Interest and Debt Expense      (569)      (96)
Interest and Debt Expense                 1,932     2,109
Net Loss                                $(2,501)  $(2,205)
Average Common Shares Outstanding         8,576     8,412
Loss per Average Common Share           $ (0.29)  $ (0.26)
Dividends Paid per Common Share         $  .335   $  .325

         (See accompanying notes to consolidated
              condensed financial statements)


            COLONIAL GAS COMPANY AND SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                         (UNAUDITED)

                                        Six Months Ended
                                            June 30,
                                         1997      1996
                                      (In Thousands Except
                                       Per Share Amounts)

Operating Revenues                     $110,536  $101,815
  Cost of gas sold                       60,034    51,894
      Operating Margin                   50,502    49,921

Operating Expenses:
  Operations                             15,119    16,407
  Maintenance                             2,260     2,266
  Depreciation and Amortization           5,946     5,660
  Taxes, other than income                2,775     2,839
      Total Operating Expenses           26,100    27,172

Income Taxes                              8,002     7,225

Utility Operating Income                 16,400    15,524

Other Operating Income (Loss):
  Truck transportation revenues           1,790     6,247
  Truck transportation expenses, including
      income taxes and interest           1,931     4,956
      Truck transportation net (loss)
      income                               (141)    1,291
  Other, net of income taxes                106        99
Total Other Operating (Loss) Income         (35)    1,390
Non-Operating Income, Net                   264       351
Income Before Interest and Debt Expense  16,629    17,265
Interest and Debt Expense                 3,837     4,242
Net Income                              $12,792   $13,023
Average Common Shares Outstanding         8,554     8,395
Income per Average Common Share         $  1.50   $  1.55
Dividends Paid per Common Share         $ 0.660   $ 0.645



        (See accompanying notes to consolidated
            condensed financial statements)


            COLONIAL GAS COMPANY AND SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                         (UNAUDITED)

                                      Twelve Months Ended
                                            June 30,
                                         1997      1996
                                      (In Thousands Except
                                       Per Share Amounts)

Operating Revenues                     $179,650  $173,351
  Cost of gas sold                       95,328    87,445
      Operating Margin                   84,322    85,906

Operating Expenses:
  Operations                             30,095    32,017
  Maintenance                             4,471     4,430
  Depreciation and Amortization          11,515    10,840
  Taxes, other than income                5,307     5,237
      Total Operating Expenses           51,388    52,524

Income Taxes                              9,865     9,826

Utility Operating Income                 23,069    23,556

Other Operating Income (Loss):
  Truck transportation revenues           6,575    11,175
  Truck transportation expenses, including
      income taxes and interest           5,980     9,223
      Truck transportation net income       595     1,952
  Other, net of income taxes                216       150
Total Other Operating Income                811     2,102
Non-Operating Income, Net                   672       924
Income Before Interest and Debt Expense  24,552    26,582
Interest and Debt Expense                 8,305     8,961
Net Income                              $16,247   $17,621
Average Common Shares Outstanding         8,511     8,361
Income per Average Common Share         $  1.91   $  2.11
Dividends Paid per Common Share         $  1.31   $ 1.285



       (See accompanying notes to consolidated
           condensed financial statements)

            COLONIAL GAS COMPANY AND SUBSIDIARIES
            CONSOLIDATED CONDENSED BALANCE SHEETS
                           ASSETS

                             June 30,  December 31, June 30,
                               1997      1996        1996
                            (Unaudited)            (Unaudited)
                                      (In Thousands)
Utility Property:
At original cost              $345,572  $333,319   $318,828
  Accumulated depreciation     (88,447)  (82,336)   (78,434)
      Net utility property     257,125   250,983    240,394

Non-Utility Property - Net       6,873     5,925      5,497

      Net property             263,998   256,908    245,891

Capital Leases - Net             2,392     1,811      1,886

Current Assets:
  Cash and cash equivalents        100     3,541      8,416
  Accounts receivable           16,629    17,719     15,073
      Allowance for doubtful
      accounts                  (3,429)   (2,715)    (3,079)
  Accrued utility revenues         739     6,333        500
  Unbilled gas costs             8,902    19,238      6,869
  Fuel and other inventories    10,321    11,958      9,447
  Prepayments and other
     current assets              5,946    11,484      5,068

      Total current assets      39,208    67,558     42,294

Deferred Charges and Other Assets:
  Unrecovered deferred income
      taxes                      9,386     9,774     10,174
  Unrecovered Demand Side
       Management - costs        8,242     7,075      4,507
  Unrecovered environmental
       expenses - incurred       3,397     4,011      3,457
  Unrecovered environmental
       expenses - accrued          900     1,183      2,116
  Unrecovered transition
       costs - accrued           4,500     4,500      3,600
  Other                         11,697    11,592     12,419
      Total deferred charges
          and other assets      38,122    38,135     36,273

Total Assets                  $343,720  $364,412   $326,344

          (See accompanying notes to consolidated
               condensed financial statements)


            COLONIAL GAS COMPANY AND SUBSIDIARIES
            CONSOLIDATED CONDENSED BALANCE SHEETS
               LIABILITIES AND CAPITALIZATION

                             June 30,  December 31, June 30,
                                1997     1996        1996
                             (Unaudited)          (Unaudited)
                                        (In Thousands)
Capitalization:
  Common equity:
   Common Stock - par value $3.33 per share
     Authorized - 15,000 shares
     Issued and outstanding -
      8,602, 8,518 and
      8,436 shares             $28,643   $28,366   $28,092
   Premium on common stock      55,669    54,221    52,719
   Retained earnings            38,464    31,319    33,368
      Total Common equity      122,776   113,906   114,179
  Long-term debt               100,185    95,266    80,343

      Total capitalization     222,961   209,172   194,522

Capital Lease Obligations        1,471       930     1,097

Current Liabilities:
  Current maturities of
  long-term debt                15,158     5,152     5,147
  Current capital lease
  obligations                      921       881       789
  Notes payable                 12,700    50,400    41,300
  Gas inventory purchase
     obligations                 6,477    13,039     5,133
  Accounts payable               7,615    14,544     8,762
  Other                         15,504    10,153    10,118
      Total current
         liabilities            58,375    94,169    71,249
Deferred Credits and Reserves:
  Deferred income taxes-funded  37,794    35,886    33,679
  Deferred income taxes-
      unfunded                   9,386     9,774    10,174
  Accrued environmental expenses   900     1,183     2,116
  Accrued transition costs       4,500     4,500     3,600
  Other                          8,333     8,798     9,907
      Total deferred credits
         and reserves           60,913    60,141    59,476
Total Capitalization and
         Liabilities          $343,720  $364,412  $326,344



          (See accompanying notes to consolidated
              condensed financial statements)


            COLONIAL GAS COMPANY AND SUBSIDIARIES
       CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                         (UNAUDITED)


                                           Six Months Ended
                                               June 30,
                                           1997       1996
                                            (In Thousands)

Cash Flows From Operating Activities:
  Net income                             $12,792   $13,023
  Adjustments to reconcile net income
     to net cash                           7,601    11,664
  Changes in current assets and
     liabilities                          24,176    16,512

      Net cash provided by operating
         activities                       44,569    41,199

Cash Flows From Investing Activities:
  Capital expenditures                   (13,443)  (11,324)
  Change in deferred accounts             (1,233)   (1,052)

      Net cash used in investing
         activities                      (14,676)  (12,376)

Cash Flows From Financing Activities:
  Dividends paid on Common Stock          (5,647)   (5,415)
  Issuance of Common Stock                 1,725     1,501
  Issuance of long-term debt, net
     of issuance costs                    14,925     9,777
  Retirement of long-term debt               (75)   (6,069)
  Change in notes payable                (37,700)  (20,535)
  Change in gas inventory purchase
     obligations   			  (6,562)   (7,207)
      Net cash used in financing
         activities                      (33,334)  (27,948)

Net (decrease) increase in cash
   and cash equivalents                   (3,441)      875
Cash and cash equivalents at
   beginning of period                     3,541     7,541

Cash and cash equivalents at end of
   period                                 $  100    $8,416

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
      Interest - net of amount
         capitalized                      $4,645    $4,396

      Income and franchise taxes          $3,809    $  649

        (See accompanying notes to consolidated
             condensed financial statements)


            COLONIAL GAS COMPANY AND SUBSIDIARIES
       CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                         (UNAUDITED)


                                         Twelve Months Ended
                                              June 30,
                                           1997       1996
                                            (In Thousands)

Cash Flows From Operating Activities:
  Net income                            $16,247    $17,621
  Adjustments to reconcile net
     income to net cash                  19,088     17,968
  Changes in current assets and
     liabilities                         (3,625)    (2,933)

      Net cash provided by operating
         activities                      31,710     32,656

Cash Flows From Investing Activities:
  Capital expenditures                  (30,360)   (25,922)
  Change in deferred accounts            (4,406)    (2,372)

      Net cash used in investing
         activities                     (34,766)   (28,294)

Cash Flows From Financing Activities:
  Dividends paid on Common Stock        (11,152)   (10,742)
  Issuance of Common Stock                3,502      2,734
  Issuance of long-term debt, net of
     issuance costs                      34,935     26,810
  Retirement of long-term debt           (5,289)   (27,499)
  Change in notes payable               (28,600)     8,800
  Change in gas inventory purchase
    obligations                           1,344     (3,318)
      Net cash provided by financing
         activities                      (5,260)    (3,215)

Net (decrease) increase in cash and
   cash equivalents                      (8,316)     1,147
Cash and cash equivalents at
   beginning of period                    8,416      7,269

Cash and cash equivalents at end of
   period                                $  100     $8,416

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
      Interest - net of amount
        capitalized                      $9,398     $9,231

      Income and franchise taxes         $7,867     $  690

             (See accompanying notes to consolidated
                 condensed financial statements)


            COLONIAL GAS COMPANY AND SUBSIDIARIES
    NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                         (UNAUDITED)


1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1997 and 1996 and results of operations for the three, six and twelve month periods ended June 30, 1997 and 1996 and cash flows for the six and twelve month periods ended June 30, 1997 and 1996.

2. Due to the significant impact of gas used for space heating during the heating season (November-April) and the Company's seasonal rate structure, the results of operations for the three month and six month periods ending June 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

3. During the six months ended June 30, 1997, the Company issued 84,000 shares of Common Stock, $3.33 par value, under a Dividend Reinvestment and Common Stock Purchase
    Plan and under an Employee Savings Plan. As a result, Common Stock, $3.33 par value, increased $277,000 and Premium on Common Stock increased $1,448,000.

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

Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition

Results of Operations

     Three Months Ended June 30, 1997 and June 30, 1996

 The Company's net loss for the three months ended June 30, 1997 was $2,501,000, which is 13% or $296,000 more than the
$2,205,000 loss reported for the same period last year. Although utility operations showed improvement, the increase in net loss resulted from a $597,000 decrease in net income for Transgas Inc., Colonial's energy trucking subsidiary. The Company typically incurs losses for the second and third quarters while reporting profits for the first and fourth quarters. This is due to significantly higher natural gas sales throughout the colder months to meet customers' heating needs. Approximately 90% of the Company's residential customers are heating accounts.

 The Company's operating margin increased 5.4% or $557,000 during the second quarter due to a 6.4% increase in firm gas sales. Firm gas sold for the three months ended June 30 rose to 3,317 MMcf in 1997 from 3,117 MMcf in 1996.

 Total operating expenses increased by 1.8% or $226,000 mainly due to a $208,000 increase in depreciation and amortization expense.

 Other operating income decreased $584,000 primarily due to a $597,000 decrease in the net income of Transgas. Second quarter financial results of Transgas were driven by warmer than normal weather in the fourth quarter of 1996 and the first quarter of 1997. As a result, Transgas had a significant decrease in the demand for the truck transportation of liquefied natural gas (LNG). Transgas hauls of LNG decreased 86% for the second quarter of 1997 compared to the same period last year.


       Six Months Ended June 30, 1997 and 1996

 Net income for the six months ended June 30, 1997 was $12,792,000 compared to $13,023,000 for the same period in 1996. This $231,000 or 1.8% decrease resulted primarily from a $1,432,000 decrease in net income for Transgas offset by a $876,000 increase in utility operating income.

 Total operating expenses decreased by 3.9% or $1,072,000.
Operations and maintenance expenses decreased by $1,294,000 or 7.9%, primarily due to the expiration of certain deferred charges and lower insurance expense.

 Income taxes increased $876,000 or 6% due to a higher level of pre-tax income.

 Other operating income decreased $1,425,000 primarily due to a $1,432,000 decrease in net income for Transgas. Hauls of LNG decreased 78% for the reasons described above.


         Twelve Months Ended June 30, 1997 and 1996

 Net income for the twelve month period ended June 30, 1997
was $16,247,000, or $1.91 per share. This was an 8% decrease over the $17,621,000 net income, or $2.11 per share, reported for the same period in 1996. The decrease in net income for the twelve month period ended June 30, 1997 resulted primarily from lower net income for Transgas due to warmer weather.

 The 1.8% or $1,584,000 decrease in the Company's operating margin was due to weather that was 4.6% warmer than the preceding twelve months.

 Total operating expenses decreased by 2.2% or $1,136,000.
Operations expenses decreased by $1,922,000 or 6% due to lower bad debts, expiration of the amortization of certain deferred charges and lower insurance and legal expenses.
Offsetting these decreases was an increase of $675,000 in depreciation and amortization expense.

 Other operating income decreased $1,291,000 due to a $1,357,000 decrease in net income for Transgas. The warmer winter of 1996-1997 reduced the demand for energy trucking services.
                 PART II - OTHER INFORMATION


Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

a.  Exhibits

    None

b.  Reports on Form 8-K

    On July 22, 1997, the Company filed a Form 8-K which reported that the Massachusetts Department of Public
    Utilities (DPU) had not approved a contract relating to the Company's proposed joint venture with Cabot LNG
    Corporation. The proposed joint venture was contingent upon that DPU approval, and would have involved long-term joint utilization of the Company's Tewksbury, Massachusetts LNG facility and Cabot LNG Corporation's purchase of a 50% interest in the Company's wholly-owned LNG trucking subsidiary, Transgas Inc. The
    Company and Cabot LNG Corporation are discussing alternative arrangements in which they can work together to provide additional LNG trucking, storage and related services to the energy market in the Northeast United States.

                         SIGNATURES




  Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  COLONIAL GAS COMPANY
                                      (Registrant)


Date: August 13, 1997        s/F.L.Putnam, III
                               F.L. Putnam, III
                               President and Chief Executive Officer


Date: August 13, 1997        s/Nickolas Stavropoulos
                               Nickolas Stavropoulos
                               Executive Vice President - Finance,
                               Marketing and Chief Financial Officer

      [END OF FORM 10-Q FOR PERIOD ENDING JUNE 30, 1997]