Form 10-Q
period 1997-09-30
COLONIAL GAS CO
filed 1997-11-13
CIK 60653

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                          FORM 10-Q


__x__   Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

       For the quarterly period ended September 30, 1997

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


Registrant's telephone number, including area code: (978) 322-3000


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

                 Yes __x__      No


  The number of shares of the registrant's common stock, $3.33 par value, outstanding as of November 1, 1997 was 8,653,666.


                    COLONIAL GAS COMPANY

                            INDEX


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

  Consolidated Condensed Statements of Income -
      Three Months Ended September 30, 1997 and 1996
      Nine Months Ended September 30, 1997 and 1996
      Twelve Months Ended September 30, 1997 and 1996

  Consolidated Condensed Balance Sheets -
      September 30, 1997, December 31, 1996 and
      September 30, 1996

  Consolidated Condensed Statements of Cash Flows -
      Nine Months Ended September 30, 1997 and 1996
      Twelve Months Ended September 30, 1997 and 1996

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

Item 6.   Exhibits and Reports on Form 8-K


               PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

            COLONIAL GAS COMPANY AND SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                         (UNAUDITED)

                                       Three Months Ended
                                          September 30,
                                           1997   1996
                                      (In Thousands Except
                                       Per Share Amounts)

Operating Revenues                     $15,190   $15,245
  Cost of gas sold                       8,587     8,474
      Operating Margin                   6,603     6,771

Operating Expenses:
  Operations                             7,345     7,156
  Maintenance                            1,078       968
  Depreciation and Amortization          2,976     2,765
  Taxes, other than income               1,253     1,237
      Total Operating Expenses          12,652    12,126

Income Taxes                            (3,029)   (2,789)

Utility Operating Loss                  (3,020)   (2,566)

Other Operating Income:
  Truck transportation revenues          2,470     2,902
  Truck transportation expenses,
      including income
      taxes and interest                 2,018     2,050
      Truck transportation net income      452       852
  Other, net of income taxes                 4        76

Total Other Operating Income               456       928

Non-Operating Income, Net                   91       219

Loss Before Interest and Debt Expense   (2,473)   (1,419)

Interest and Debt Expense                2,093     2,161

Net Loss                               $(4,566)  $(3,580)

Average Common Shares Outstanding        8,620     8,448

Loss per Average Common Share            (0.53)   $(0.42)

Dividends Paid per Common Share        $  .335    $ .325


    (See accompanying notes to consolidated condensed
                   financial statements)

            COLONIAL GAS COMPANY AND SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                         (UNAUDITED)

                                        Nine Months Ended
                                           September 30,
                                         1997      1996
                                      (In Thousands Except
                                       Per Share Amounts)

Operating Revenues                     $125,726  $117,060
  Cost of gas sold                       68,621    60,368
      Operating Margin                   57,105    56,692

Operating Expenses:
  Operations                             22,464    23,563
  Maintenance                             3,338     3,234
  Depreciation and Amortization           8,921     8,424
  Taxes, other than income                4,029     4,077
      Total Operating Expenses           38,752    39,298

Income Taxes                              4,973     4,435

Utility Operating Income                 13,380    12,959

Other Operating Income:
  Truck transportation revenues           4,260     9,148
  Truck transportation expenses,
      including income
      taxes and interest                  3,949     7,006
      Truck transportation net income       311     2,142
  Other, net of income taxes                172       175
Total Other Operating Income                483     2,317

Non-Operating Income, Net                   294       570

Income Before Interest and Debt Expense  14,157    15,846

Interest and Debt Expense                 5,931     6,402

Net Income                               $8,226   $ 9,444

Average Common Shares Outstanding         8,576     8,413

Income per Average Common Share          $  .96   $  1.12

Dividends Paid per Common Share          $1.005   $ 0.970



   (See accompanying notes to consolidated condensed
              financial statements)


            COLONIAL GAS COMPANY AND SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                         (UNAUDITED)

                                       Twelve Months Ended
                                          September 30,
                                         1997      1996
                                       (In Thousands Except
                                        Per Share Amounts)

Operating Revenues                     $179,595  $173,685
  Cost of gas sold                       95,440    88,045
      Operating Margin                   84,155    85,640

Operating Expenses:
  Operations                             30,284    31,901
  Maintenance                             4,581     4,403
  Depreciation and Amortization          11,725    11,025
  Taxes, other than income                5,324     5,303
      Total Operating Expenses           51,914    52,632

Income Taxes                              9,626     9,767

Utility Operating Income                 22,615    23,241

Other Operating Income:
  Truck transportation revenues           6,143    11,197
  Truck transportation expenses,
      including income
      taxes and interest                  5,947     8,918
      Truck transportation net income       196     2,279
  Other, net of income taxes                206       181
Total Other Operating Income                402     2,460

Non-Operating Income, Net                   481     1,021

Income Before Interest and Debt Expense  23,498    26,722

Interest and Debt Expense                 8,237     8,749

Net Income                              $15,261   $17,973

Average Common Shares Outstanding         8,554     8,395

Income per Average Common Share          $ 1.78   $  2.14

Dividends Paid per Common Share          $ 1.33   $  1.29



   (See accompanying notes to consolidated condensed
               financial statements)

                COLONIAL GAS COMPANY AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS
                               ASSETS

                           September 30,  December 31, September 30,
                                1997        1996          1996
                            (Unaudited)                (Unaudited)
                                        (In Thousands)

Utility Property:
At original cost               $356,141    $333,319    $327,102
  Accumulated depreciation      (91,233)    (82,336)    (81,273)
      Net utility property      264,908     250,983     245,829

Non-Utility Property - Net        6,701       5,925       6,001

      Net property              271,609     256,908     251,830

Capital Leases - Net              2,392       1,811       1,795

Current Assets:
  Cash and cash equivalents       1,563       3,541       9,061
  Accounts receivable - net       4,599      15,004       4,827
  Accrued utility revenues          723       6,333         701
  Unbilled gas costs             13,694      19,238      13,201
  Fuel and other inventories     14,495      14,849      14,492
  Prepayments and other current
    assets                        9,487       8,593      10,323

      Total current assets       44,561      67,558      52,605

Deferred Charges and Other
  Assets:
  Unrecovered deferred
     income taxes                 9,192       9,774       9,980
  Unrecovered environmental
     expenses - incurred          3,641       4,011       3,779
  Unrecovered environmental
     expenses - accrued             656       1,183       1,793
  Unrecovered transition
     costs - accrued              4,500       4,500       3,600
  Other                          19,871      18,667      16,625
      Total deferred charges
          and other assets       37,860      38,135      35,777

Total Assets                   $356,422    $364,412    $342,007

     (See accompanying notes to consolidated condensed
                financial statements)

            COLONIAL GAS COMPANY AND SUBSIDIARIES
            CONSOLIDATED CONDENSED BALANCE SHEETS
               LIABILITIES AND CAPITALIZATION

                            September 30, December 31, September 30,
                                1997         1996          1996
                             (Unaudited)                (Unaudited)
                                        (In Thousands)
Capitalization:
  Common equity:
   Common Stock - par value $3.33 per share
     Authorized - 15,000 shares
     Issued and outstanding -
      8,647, 8,518 and
      8,472 shares             $28,794      $27,863    $28,212
   Premium on common stock      56,517       51,447     53,363
   Retained earnings            31,011       25,760     27,043
      Total Common equity      116,322      105,070    108,618
  Long-term debt               100,144       75,418     85,305

      Total capitalization     216,466      180,488    193,923

Capital Lease Obligations        1,471        1,359        967

Current Liabilities:
  Current maturities of
  long-term debt                10,161        6,141      5,149
  Current capital lease
  obligations                      921          894        828
  Notes payable                 34,600       61,835     52,000
  Gas inventory purchase
     obligations                 9,934       12,340     10,899
  Accounts payable               9,390       12,150      8,605
  Other                         11,767        8,306      9,713
      Total current
         liabilities            76,773      101,666     87,194

Deferred Credits and Reserves:
  Deferred income taxes-funded  39,126       32,299     34,771
  Deferred income taxes-
     unfunded                    9,192       10,562      9,980
  Accrued environmental expenses   656        2,300      1,793
  Accrued transition costs       4,500        3,600      3,600
  Other                          8,238       10,147      9,779
      Total deferred credits
        and reserves            61,712       58,908     59,923

Total Capitalization and
    Liabilities              $ 356,422    $ 342,421  $ 342,007

      (See accompanying notes to consolidated condensed
                 financial statements)

            COLONIAL GAS COMPANY AND SUBSIDIARIES
       CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                         (UNAUDITED)


                                          Nine Months Ended
                                            September 30,
                                          1997       1996
                                           (In Thousands)

Cash Flows From Operating Activities:
  Net income                           $  8,226   $  9,444
  Adjustments to reconcile net
     income to net cash                  14,158     18,198
  Changes in current assets and
     liabilities                         16,283      6,118

      Net cash provided by operating
         activities                      38,667     33,760

Cash Flows From Investing Activities:
  Capital expenditures                  (24,226)   (20,187)
  Change in deferred accounts            (1,460)    (3,499)

      Net cash used in investing
       activities                       (25,686)   (23,686)

Cash Flows From Financing Activities:
  Dividends paid on Common Stock         (8,535)    (8,160)
  Issuance of Common Stock                2,724      2,265
  Issuance of long-term debt             15,000     20,000
  Retirement of long-term debt           (5,113)   (11,105)
  Debt issue cost                          (130)      (278)
  Change in notes payable               (15,800)    (9,835)
  Change in gas inventory purchase
     obligations                         (3,105)    (1,441)
      Net cash used in financing
         activities                     (14,959)    (8,554)

Net (decrease) increase in cash and
cash equivalents                         (1,978)     1,520

Cash and cash equivalents at
  beginning of period                     3,541      7,541

Cash and cash equivalents at end of
  period                               $  1,563    $ 9,061

Supplemental Disclosures of Cash
  Flow Information:
  Cash paid during the period for:
      Interest - net of amount
      capitalized                      $  7,480    $ 6,989

      Income and franchise taxes       $  6,109    $ 6,780

    (See accompanying notes to consolidated condensed
               financial statements)

            COLONIAL GAS COMPANY AND SUBSIDIARIES
       CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                         (UNAUDITED)


                                         Twelve Months Ended
                                             September 30,
                                           1997       1996
                                            (In Thousands)

Cash Flows From Operating Activities:
  Net income                           $ 15,261    $17,973
  Adjustments to reconcile net
  income to net cash                     19,090     21,492
  Changes in current assets and
  liabilities                             1,262     (4,798)

      Net cash provided by operating
      activities                         35,613     34,667

Cash Flows From Investing Activities:
  Capital expenditures                  (32,281)   (27,850)
  Change in deferred accounts            (4,550)    (5,611)

      Net cash used in investing
      activities                        (36,831)   (33,461)

Cash Flows From Financing Activities:
  Dividends paid on Common Stock        (11,293)   (10,829)
  Issuance of Common Stock                3,735      2,923
  Issuance of long-term debt             25,000     40,000
  Retirement of long-term debt           (5,149)   (27,502)
  Debt issue costs                         (208)    (3,217)
  Change in notes payable               (17,400)       200
  Change in gas inventory purchase
  obligations                              (965)      (968)
      Net cash (used in) provided by
      financing activities               (6,280)       607

Net (decrease) increase in cash
   and cash equivalents                  (7,498)     1,813
Cash and cash equivalents at
   beginning of period                    9,061      7,248

Cash and cash equivalents at end of
   period                              $  1,563   $  9,061

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
      Interest - net of amount
      capitalized                      $  9,640   $ 10,489

      Income and franchise taxes       $  7,817   $  6,827

 (See accompanying notes to consolidated condensed
              financial statements)

            COLONIAL GAS COMPANY AND SUBSIDIARIES
    NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                         (UNAUDITED)


1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1997 and 1996 and results of operations for the three, nine and twelve month periods ended September 30, 1997 and 1996 and cash flows for the nine and twelve month periods ended September 30, 1997 and 1996.

2. Due to the significant impact of gas used for space heating during the heating season (November-April) and the Company's seasonal rate structure, the results of operations for the three month and nine month periods ending September 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

3. During the nine months ended September 30, 1997, the Company issued 129,000 shares of Common Stock, $3.33 par value, under a Dividend Reinvestment and Common Stock Purchase Plan and under Employee Savings Plans. As a result, Common Stock, $3.33 par value, increased $428,000 and Premium on Common Stock increased $2,296,000.

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

Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition

Results of Operations

       Three Months Ended September 30, 1997 and 1996

     The Company's net loss for the three months ended September 30, 1997 was $4,566,000, or $.53 per share, which is 28% or $986,000 more than the $3,580,000 loss, or $.42 per share, reported for the same period last year. This was primarily caused by two factors. First, utility operating loss increased $454,000 or 18%, due to a $168,000 decrease in operating margin and a $299,000 increase in operations and maintenance expense. Second, net income for Transgas Inc., Colonial's energy trucking subsidiary, decreased $400,000 or 47% as a result of warmer weather in the winter of 1996-97. The Company typically incurs losses for the second and third quarters while reporting profits for the first and fourth quarters. This is due to significantly higher natural gas sales throughout the colder months to meet customers' heating needs. Approximately 90% of the Company's residential customers are heating accounts.

        Nine Months Ended September 30, 1997 and 1996

    Net income for the nine months ended September 30, 1997 was $8,226,000 or $0.96 per share, compared to $9,444,000 or
$1.12 per share for the comparable 1996 period.

    The Company's operating margin increased 0.7% or $413,000 during the period due to a 5.7% increase in total gas sold despite weather which was 3.9% warmer than the comparable period in the prior year and 1.1% warmer than normal. The Company customer base grew by 4.0% during the nine months ended September 30, 1997.

    Operations and maintenance expenses decreased $995,000 or 3.7% due primarily to decreased insurance expenses and bad debt expenses, and the expiration of the amortization of previously deferred rate case expenses. Depreciation and amortization expense was up $497,000 due to an increase in utility property.

    Income taxes increased $538,000 or 12% due to a higher level of utility income subject to tax.

    Other operating income fell $1,834,000, or 79%, due primarily to the financial results for Transgas compared to the 1996 period. A 52% decrease in Transgas' LNG hauls over the first nine months led to a $4,888,000 decrease in revenue and resulted in a $1,831,000 decrease in truck transportation net income. The decreased LNG hauls were primarily due to the warmer than normal weather during the winter months.

       Twelve Months Ended September 30, 1997 and 1996

    Net  income  for  the twelve month period ended  September
30,  1997 fell to $15,261,000, or $1.78 per share, down 15%
from $17,973,000 or $2.14 per share over the twelve month period ended September 30, 1996.

    The Company's operating margin decreased 1.7% or $1,485,000 during the current twelve month period due to a 1.5% decrease in firm gas sales and firm transportation resulting from weather that was 4.6% warmer than the comparable prior year period.

    Total operating expenses decreased by $718,000. Operations and maintenance expenses decreased $1,439,000, or 4.0%, principally due to decreases in insurance expenses and bad debt expenses, as well as the expiration of the amortization of previously deferred rate case expense. Depreciation and amortization increased $700,000, or 6.3% due to an increase in utility property.

    Income taxes decreased $141,000 or 1.4% due to a lower level of utility income subject to tax.

    Other operating income fell $2,058,000 primarily due to a $2,083,000 decrease in net income for Transgas. The warmer winter of 1996-1997 negatively affected Transgas' performance as compared to the twelve-month period ended
September 30, 1996.

    Interest and debt expense decreased $512,000 or 5.9% due to decreased interest expense on long term debt and increased regulatory interest income as a result of increased unbilled gas costs.

Liquidity and Capital Resources

    On September 12, 1997, the Company entered into a new
$75 million credit facility to replace a similar facility which had expired. The new credit facility has a 3 year term but the maturity of each individual borrowing made under the facility must be less than one year.
Like the facility it replaced, the new credit facility is designed to allow the Company to meet its short term working capital needs and provides the Company with the option to borrow under any one of several alternative rates. Up to $30 million of the credit facility can be used to finance the Company's fuel inventory purchases.


 PART II - OTHER INFORMATION

Item 5.  Other Information

     Effective September 18, 1997, the Company's Common Stock began trading on the New York Stock Exchange under the symbol "CLG".
Previously, the Company's Common Stock was traded on the NASDAQ
National Market System.


Item 6.  Exhibits and Reports on Form 8-K

a.  List of Exhibits

    The following Exhibits will be filed in an amendment to this Form 10-Q:

    Exhibit

    4e Revolving Credit Agreement for Colonial Gas Company, dated as of September 12, 1997, with Fleet National
              Bank as Agent for designated Banks

    4f        Revolving Credit Agreement for Massachusetts Fuel
              Inventory Trust, dated as of September 12, 1997, with Fleet National Bank as Agent for designated
              Banks

    4h Security Agreement and Assignment of Contracts dated as of September 12, 1997, made by Massachusetts Fuel Inventory Trust in favor of Fleet National
              Bank as Agent for designated Banks


b.  Reports on Form 8-K

    None
                         SIGNATURES




  Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  COLONIAL GAS COMPANY
                                  (Registrant)


Date:  November 12, 1997        s/F.L. Putnam III
                                  F.L. Putnam III
                                  President and Chief Executive Officer


Date:  November 12, 1997        s/Nickolas Stavropoulos
                                  Nickolas Stavropoulos
                                  Executive Vice President - Finance ,
                                  Marketing and Chief Financial Officer

      [END OF FORM 10-Q FOR PERIOD ENDING SEPTEMBER 30, 1997]