Form 10-Q/A
period 1997-09-30
COLONIAL GAS CO
filed 1997-12-02
CIK 60653

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

                  [END OF 10-Q COVER PAGE]


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


Date:  November 12, 1997        s/Nickolas Stavropoulos
                                  Nickolas Stavropoulos
                                  Executive Vice President - Finance,
                                  Marketing and Chief Financial Officer

                         [END OF SIGNATURES]


COLONIAL GAS COMPANY HEREBY AMENDS THE FOLLOWING ITEMS, FINANCIAL
STATEMENT OR OTHER PORTIONS OF ITS QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDING SEPTEMBER 30, 1997:

Exhibit

4e	        Revolving Credit Agreement for Colonial Gas Company
	          dated as of September 12, 1997, with Fleet National Bank as Agent for designated Banks

4f	        Revolving Credit Agreement for Massachusetts Fuel
	          Inventory Trust, dated as of September 12, 1997, with Fleet National Bank as Agent for designated Banks

4h	        Security Agreement and Assignment of Contracts dated
	          as of September 12, 1997, made by Massachusetts
	          Fuel Inventory Trust in favor of Fleet National
	          Bank as Agent for designated Banks

The above-referenced Exhibits which were listed but not included with the Form 10-Q Report filed on November 13, 1997, are hereby being filed with this Form 10-Q/A.