Form 10-K
period 1997-12-31
COLONIAL GAS CO
filed 1998-03-13
CIK 60653

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K

_x_   Annual Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934

       For the fiscal year ended December 31, 1997

                               OR

___   Transition Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934

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

Securities registered pursuant to Section 12(b) of the Act:


                  Common Stock, $3.33 par value
                        (Title of Class)

  Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               _x_  Yes    ___   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K
              ____


  The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 27, 1998 was $248,707,883.

  The number of shares of the registrant's common stock outstanding as of February 27, 1998 was 8,707,497.

               DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the annual report to stockholders for the year ended December 31, 1997 are incorporated by reference into Part II and
Part IV. Portions of the proxy statement for the 1998 annual meeting of stockholders are incorporated by reference into Part III.
                      COLONIAL GAS COMPANY

  FORM 10-K ANNUAL REPORT FOR THE YEAR ENDING DECEMBER 31, 1997

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


                             PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                             PART I

Item 1. Business

                           THE COMPANY

     Colonial Gas Company ("Colonial" or the "Company"), a Massachusetts corporation formed in 1849, is primarily a regulated natural gas distribution utility. The Company serves over 151,000 utility customers in 24 municipalities located northwest of Boston and on Cape Cod. Through its subsidiary, Transgas Inc. ("Transgas"), the Company also provides over-the-road transportation of liquefied natural gas ("LNG"), propane and other commodities.

     The Company's corporate office is located at 40 Market
Street, Lowell, Massachusetts 01852. The telephone number is
(978) 322-3000.

     The Company's combined natural gas distribution service areas in the Merrimack Valley region northwest of Boston and on Cape Cod cover approximately 622 square miles with a year-round population of approximately 500,000, which increases by approximately 350,000 during the summer tourist season on Cape Cod. The Company is serving approximately 50% of potential customers in its service areas. Of its 151,600 customers, approximately 90% are residential accounts. The Company added 6,112 firm sales customers in 1997. The Company's growth has been based on new residential construction in its service areas and conversions to gas from other energy sources for existing homes and businesses. Of the total number of new customers in 1997, 54% converted from other fuels and 46% were new construction.

     The Company's 1997 consolidated operating revenues were derived 65% from firm gas sales to residential customers, 31% from firm gas sales to commercial and industrial customers, 2% from non-firm customers, 1% from firm transportation customers and 1% from other revenues. For the year 1997, the Company sold 19,997 MMcf of gas, of which 12,074 MMcf was sold in the Merrimack Valley area and 7,923 MMcf in the Cape Cod area. At December 31, 1997, 91% of the Company's residential customers used gas as their source of heating fuel. The demand for the products and services furnished by the Company is to a great extent seasonal, being heaviest in the colder months.

     At December 31, 1997, the Company had 490 full-time-equivalent employees. Of those employees, 96 are covered by a collective bargaining agreement with the United Steelworkers of America which expires in April 2001 and 73 are covered by a separate collective bargaining agreement with the United Steelworkers of America which expires in February 2000. In addition, Transgas employs 62 full-time employees of which 46 are covered by collective bargaining agreements with the International Brotherhood of Teamsters . The drivers agreement expires in June 1999 while the mechanics agreement expires in July 1999.


        GAS SUPPLY, TRANSPORTATION AND STORAGE RESOURCES

     As discussed below in "Regulatory Matters", in 1997 the Massachusetts Department of Telecommunications and Energy, formerly known as the Department of Public Utilities (the "DTE"), directed all investor-owned gas utilities to unbundle their rates and services in order to make supplier choice available to all gas utility customers beginning November 1, 1998. Unbundled service involves the customers themselves contracting for supply to be brought to the Company's distribution system, and the Company then delivering that supply to the customer's facilities. Presently, the Company offers unbundled service only to commercial and industrial customers, and only a small number subscribe to such service.

     The Company anticipates that the DTE's directives will mean an increase in the proportion of gas entering the Company's distribution system that is supplied by others and will entail some transfer of its gas supply, pipeline transportation and storage resources to competitive market entities during the next several years.
Until such time, the Company will continue to be responsible for the management of the gas supplies, pipeline transportation and storage resources required to serve its firm sales customers. In doing so, the Company generally pays negotiated prices for pipeline-transported supplies and tariffed rates as approved by the Federal Energy Regulatory Commission ("FERC") for pipeline transportation and storage services.

     The following table shows the Company's sources of firm supply available to meet its gas requirements and the actual components of gas sendout for each of the last three years:

                          1997          1996           1995
                       MMcf(a)   %    MMcf(a)   %    MMcf(a)   %

Firm Pipeline
   Transportation
   Capacity             30,313         30,313         30,630

Firm Gas Supply Sources
  Contracts for Pipeline-
     Transported
     Gas (b)            18,818  75     18,698   71    18,725   70
  LNG contracts          2,616  10      4,150   15     4,150   15
  Storage inventory at
   January 1 (c)         3,754  15      3,614   14     3,956   15
     Total Available    25,188 100     26,462  100    26,831  100

Gas Sendout
  Pipeline-Transported
     Supplies (d)       14,763  72     15,115   72    14,659   72
  Supplemental Supplies:
     Underground
       storage           3,605  17      3,346   16     3,270   16
   LNG-as liquid           680   3      1,067    5       844    4
   LNG-as vapor          1,680   8      1,528    7     1,574    8
   Propane-air               5   -          1    -         8    -
     Total Sendout      20,733 100     21,057  100    20,355  100

Ratio of available firm
   supply to sendout (e)    1.21            1.26           1.32

_________________________
  (a) The term "MMcf" means one million cubic feet of vapor or vapor equivalent.

  (b) The Company's firm supply purchase contracts are structured to enable the Company to purchase volumes equivalent to the total amount of its firm pipeline transportation capacity during the winter or peak demand season, but less than total firm pipeline capacity during the off-peak season. Accordingly, the total supply purchase contract volumes shown are less than total firm transportation capacity for 1997, 1996 and 1995.

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

     The Company's current portfolio is designed to meet the gas requirements of its firm sales customers for the foreseeable future. Additional information concerning the Company's firm gas supply related resources is set forth below.

Merrimack Valley Service Area Resources

     The Company maintains several contracts with the Tennessee Gas Pipeline Company ("Tennessee") for the firm transportation by interstate pipeline of a total of up to 48,496 Mcf per day of gas from gas production areas to the Company's Merrimack Valley distribution system. Of this volume, 4,000 Mcf per day can be delivered on a firm basis to the Company's Cape Cod service area. These interstate pipeline transportation contracts with Tennessee have varied expiration dates of between November 1, 2000 and April 1, 2013. The supply purchase contracts for the gas to be shipped under these interstate pipeline transportation contracts are also firm, and are generally extered into for terms of one year, with renewal options for additional one year terms. In addition, the Company contracts for underground storage service which, in conjunction with other Tennessee firm transportation contracts, provide up to an additional 23,587 Mcf per day of firm deliverability in the winter season. The underground storage contracts expire on March 31, 2000 and the associated transportation contracts expire on November 1, 2000. To supplement these capabilities during the winter season, the Company's Merrimack Valley service area on-system LNG and propane-air facilities have an aggregate sendout capacity of approximately 76,100 Mcf per day.

Cape Cod Service Area Resources

     The Company maintains several contracts with Algonquin Gas Transmission Company ("Algonquin") for the firm transportation by interstate pipeline of a total of up to 45,368 Mcf of gas per day delivered to the Company's Cape Cod distribution system. These transportation contracts have varied expiration dates of between April 30, 2012 and October 31, 2013. The Company also maintains multiple upstream firm transportation contracts from gas production areas to the Algonquin pipeline, as well as upstream storage service contracts, on seven other interstate pipelines.
These upstream contracts have varied expiration dates of between October 31, 2000 and October 31, 2013. As with the Merrimack
Valley system, the supply purchase contracts for gas to be shipped under firm interstate pipeline transportation contracts to the Cape Cod distribution system are also firm and are generally entered into for terms of one year, with renewal options for additional one year terms. The Company also operates on-system facilities in the Cape Cod service area capable of providing approximately 30,000 Mcf per day of sendout during the winter season.

                       REGULATORY MATTERS

   The Company is a public utility subject to the jurisdiction and regulatory authority of the DTE with respect to its rates as well as to the issuance of securities, franchise territory and other related matters. On July 18, 1997, the DTE directed the Company and the other investor-owned gas utilities in Massachusetts to collaborate on developing common principles to unbundle their services to provide customers with broader supplier choice. The DTE further directed that all gas utilities have unbundled rates in effect by November 1, 1998 for all customer classes.

   Unbundled service separates (i) the part of the service involving procuring the gas and transporting it to the city-gate (i.e. the point where the Company takes gas from the interstate pipeline into its distribution systems); and (ii) the delivery of the gas to the customer's facility through the local distribution system. The Company presently offers an unbundled service to commercial and industrial customers who seek to have other suppliers procure their gas which the Company then delivers to them through its distribution system. The Company's proposal for further rate unbundling is being developed and is expected to be filed in the spring of 1998. In addition, the Company continues to participate in the DTE-directed Unbundling Collaborative. The Company cannot predict the outcome of the Unbundling Collaborative process or the other regulatory changes that may take place, but at this time, the Company does not anticipate that the unbundling of its services will have a material financial impact on its business.

    Under the present regulatory system, the DTE permits Massachusetts gas companies to utilize a cost of gas adjustment clause ("CGAC") through which firm sales customers pay, via their monthly gas bill, the costs incurred by the companies in procuring and transporting gas to the companies distribution systems. Changes in non-gas or base rates charged to customers are subject to approval by the DTE after formal proceedings.

  Environmental response costs, transition costs and demand side management (DSM) program costs are recovered through the CGAC, as approved by the DTE. The environmental response costs recovered through the CGAC relate to the Company's former gas manufacturing operations, as described under "Environmental Matters". Transition costs relate to FERC approved pipeline charges resulting from Order 636. In addition to full recovery of the installed conservation measures, the Company has been allowed to recover, under methodologies approved in 1995 for its residential DSM programs and in 1996 for its commercial and industrial programs, the resulting lost margins and, through 1996, financial incentives based on the attainment of performance goals.

  The Company has made only two requests for base rate increases since 1984. Its most recent request was made in 1993. In response to that request, the DTE approved a base rate increase that was designed to produce additional revenues of $6.7 million or 3.9% annually, effective November 1, 1993. Based upon continued strong customer growth, cost control and improved productivity, the Company's goal remains to postpone the filing of a request for its next base rate increase until at least the year 2000, while maintaining an adequate return to shareholders. Under a 1995 industry-wide ruling of the DTE, the Company will be required in its next base rate filing either to present an alternative incentive-based method of pricing or to justify continuation of the traditional cost-of-service/rate-of-return method.

   On the same July 18, 1997 date that the DTE issued its directive to the Massachusetts investor-owned gas utilities to collaborate on unbundling their services, the DTE issued its order declining to approve the Company's proposed joint venture with Cabot LNG Corporation. The proposed joint venture would have combined certain LNG assets and resources of the two companies, including the Company's Tewksbury LNG facility and its LNG trucking company subsidiary, Transgas Inc. The DTE's decision declining to approve the joint venture appeared to be based in large part on its unwillingness to allow a supply asset like the Tewksbury LNG facility to be used as proposed until the issues related to unbundling were resolved.

   The Company follows the provisions of Statement of Financial Accounting Standards No. 71 "Accounting for the Effects of Certain Types of Regulation" ("SFAS 71") requiring the Company to record the financial statement effects of the rate regulation to which the Company is currently subject. Future regulatory changes could result in the Company no longer meeting the provisions of SFAS 71 for all or part of its business, thereby requiring the elimination of the financial statement effects of regulation for that portion of its business.


                           COMPETITION

     As discussed above in "Regulatory Matters", the DTE has directed the Company to unbundle its services so that all customers can have the opportunity to choose their supplier of natural gas.

     Massachusetts law protects gas utility companies like the Company from competition with respect to the distribution of gas within its franchise areas by providing that, where the gas company exists in active operation, no other person may lay pipe in the public ways without the approval, after notice and hearing, of the municipal authorities and the DTE. If a municipality desires to enter the gas business, it must take certain procedural steps, including a favorable vote by a majority of the voters in a city election or two-thirds vote at each of two town meetings. In addition, the municipality must purchase the property of any gas company operating in the municipality (if the company elects to sell) to the extent, and at such prices, as may be agreed upon; if no agreement is reached, resolution will be determined by the DTE.

     In addition, although FERC orders have generally permitted larger industrial users to obtain piped gas from other sources and by-pass a utility's distribution system, the Company has not seen nor does it believe that these FERC orders will have a material adverse effect on its business, in part because large industrial users are not a significant part of its customer base.

     Fuel oil suppliers, electric utilities and propane suppliers provide competition generally for residential, commercial and industrial customers. Interruptible gas service is generally in competition with No. 6 fuel oil which most of the interruptible customers are equipped to use. Lower prices of oil and other fuels may adversely affect the Company's ability to retain or attract customers. The Company's rates for bundled gas service have remained generally competitive with the price of alternative fuels, but the long-term impact of changes in fuel prices and changes in state regulatory policies on the Company and its rates cannot be predicted.

                      ENVIRONMENTAL MATTERS

     The Company is subject to Federal and state laws and regulations dealing with environmental protection. Compliance with such environmental laws and regulations has resulted in increased costs with respect to the Company's existing operations.

     Working with the Massachusetts Department of Environmental Protection, the Company is engaged in site assessments and evaluation of remedial options for contamination that has been attributed to the Company's former gas manufacturing site and at various related disposal sites. During 1990, the DTE ruled that Colonial and eight other Massachusetts gas distribution companies can recover environmental response costs related to former gas manufacturing operations over a seven-year period, without carrying costs, through the CGAC. Through December 31, 1997, the Company had incurred environmental response costs of $11,875,000 of which $8,042,000 has been recovered from customers to date.

     As of December 31, 1997, the Company has recorded on the balance sheet a long-term liability of $707,000 and, based upon rate recovery, has recorded a corresponding regulatory asset. This amount represents estimated future response costs for these sites based on the Company's preferred methods of remediation. Actual environmental response costs to be incurred depends on various factors, and therefore future costs may differ from the amount currently recorded as a liability.

                          TRANSGAS INC.

     Transgas primarily provides over-the-road transportation of liquefied natural gas, propane and other commodities. In 1997, Transgas provided such service to approximately 25 commercial and gas utility customers located in the eastern half of the United States. Transgas also provides a highly specialized LNG portable pipeline service, which permits gas utilities to provide a continuous supply of natural gas to communities when pipeline gas is interrupted for scheduled or emergency shutdowns or when supplemental supplies are required during periods of peak winter demand. Transgas is subject to various federal and state regulations applicable to motor carriers of hazardous materials.

     Transgas had revenues of $5,529,000 in 1997. Approximately 72% of Transgas' revenue in 1997 was derived from transporting LNG from Distrigas of Massachusetts Corporation's import terminal, located in Everett, Massachusetts. Transgas' revenues decreased $5,502,000 or 50% compared to 1996 due primarily to the warmer than normal weather in the first quarter of 1997 which generated a significant decrease in demand for the truck transportation of LNG throughout the year.

     Transgas provides over-the-road transportation services by utilizing a fleet of 41 tractors. Transgas owns 53 trailers which are specifically designed for the transportation of LNG and other cryogenic liquids. Transgas also leases 16 LNG trailers. In addition, Transgas owns 5 trailers which are designed for the transportation of propane. Transgas also leases 6 LPG trailers. In addition to the equipment described above, Transgas also has 14 portable LNG vaporizer trailers, as well as 2 flat bed trailers and 2 van trailers.

     Transgas competes with other motor carriers engaged in the transportation of various gases and other products. Transgas believes, however, that it is the leading over-the-road transporter of LNG due to the size of its specialized LNG trailer fleet and the number of LNG loads it delivers annually.

     As discussed above in "Regulatory Matters", the Company's proposed joint venture with Cabot LNG Corporation, which would have included the sale to Cabot LNG Corporation of a 50% interest in Transgas, was not approved by the DTE. Accordingly, the proposed joint venture has terminated and the Company has no present plans to sell any of its interest in Transgas.

Item 1A. Executive Officers of the Registrant.

     The following table indicates the present executive officers of the Company, their ages, the dates when their service with the Company began and their respective positions with the Company.

                                                  Affiliated with
   Name and Age           Position with Company    Company Since

Frederic L. Putnam, Jr.    Chairman and
(73)                       Senior Executive
                           Officer                    1953

Frederic L. Putnam, III
(52)                       President and Chief
                           Executive Officer          1975

Charles W. Sawyer          Executive Vice President
(52)                       and Chief Operating
                           Officer                    1976

Nickolas Stavropoulos      Executive Vice President
(40)                       - Finance, Marketing, and
                           Chief Financial Officer    1979

John P. Harrington (55)   Senior Vice President -
                          Gas Supply and Assistant
                          to the President            1966

Victor W. Baur (54)       President - Transgas Inc.   1972

Dennis W. Carroll (51)    Vice President and
                          Treasurer                   1990

    Mr. Putnam, Jr. has been Chairman of the Board of Directors since 1981 and the Senior Executive Officer since February 1995 and before that the Chief Executive Officer since 1977. He has also been a Director since 1973.

     Mr. Putnam, III, the son of F.L. Putnam, Jr., has been President and Chief Executive Officer since February 1995. He had been President since May 1994, Executive Vice President and General Manager from April 1993 until May 1994 and before that Vice President and General Manager from August 1989 until April 1993. He has also been a Director since November 1991.

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

     A 175,000 Mcf LNG storage tank located on land owned by the Company in South Yarmouth, Massachusetts is leased from an unaffiliated company under a lease whose term is scheduled to expire in August, 1998. The Company has begun discussions with the lessor on the future use of this LNG storage tank. The Company also has a lease which expires in 2002 for office facilities in Lowell, Massachusetts.

     The Company's distribution mains of approximately 3,040 miles are located within public highways under franchises or permits from state or municipal authorities, or on land owned by others under easements or licenses from the owners. The Company's first mortgage bonds are collateralized by utility property.

     Management considers that the Company's properties are adequate for the conduct of its business for the reasonably foreseeable future.

Item 3. Legal Proceedings.

     See Item 1, "Business--Environmental Matters" above, which is incorporated herein.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of the Company's security holders during the quarter ended December 31, 1997.

                             PART II

Item 5. Market for Registrant's Common Stock and Related
Stockholder Matters.

     The information required to be reported hereunder is incorporated by reference to the information reported in the Company's 1997 annual report to stockholders under the caption "Shareholder Information" and under Note C of the "Notes to Consolidated Financial Statements".

Item 6. Selected Financial Data.

     The information required to be reported hereunder is incorporated by reference to the information reported in the Company's 1997 annual report to stockholders under the caption
"Selected Financial Data".

Item 7. Management's Discussion and Analysis of Financial
Condition and Results of Operations.

     The information required to be reported hereunder is incorporated by reference to the information reported in the Company's 1997 annual report to stockholders under the caption
"Management's Discussion and Analysis of Financial Condition and
Results of Operations".

Item 8. Financial Statements and Supplementary Data.

     The information required to be reported hereunder is incorporated by reference to the information reported in the Company's 1997 annual report to stockholders under the following captions: "Consolidated Statements of Income", "Consolidated Balance Sheets", "Consolidated Statements of Cash Flows", "Consolidated Statements of Common Equity", "Notes to Consolidated Financial Statements", "Report of Independent Certified Public Accountants" and "Shareholder Information".

Item 9. Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.

     None.

                            PART III

Item 10. Directors and Executive Officers of the Registrant.

     The information required to be reported hereunder pursuant to Item 401 of Regulation S-K for the Company's Directors is incorporated by reference to the information reported in the Company's Proxy Statement/Prospectus for its 1998 annual meeting of stockholders under the caption "INFORMATION ABOUT NOMINEES AND INCUMBENT DIRECTORS".

     The information required to be reported hereunder pursuant to Item 401 of Regulation S-K for the Executive Officers of the Registrant is incorporated by reference to the information in
Item 1A of this Form 10-K under the caption "Executive Officers of the Registrant".

     The information required to be reported hereunder pursuant to Item 405 of Regulation S-K is incorporated by reference to the information reported in the Company's Proxy Statement/Prospectus for its 1998 annual meeting of stockholders under the caption "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE."

Item 11. Executive Compensation.

     The information required to be reported hereunder is incorporated by reference to the information reported in the Company's Proxy Statement/Prospectus for its 1998 annual meeting of stockholders under the caption "EXECUTIVE COMPENSATION" and under the subheading "Directors' Compensation" of the caption "INFORMATION ABOUT NOMINEES AND INCUMBENT DIRECTORS".

Item 12. Security Ownership of Certain Beneficial Owners and
Management.

     The information required to be reported hereunder is incorporated by reference to the information reported in the Company's Proxy Statement/Prospectus for its 1998 annual meeting of stockholders under the caption "SECURITY OWNERSHIP OF CERTAIN
BENEFICIAL OWNERS AND MANAGEMENT".


Item 13. Certain Relationships and Related Transactions.

     The information required to be reported hereunder is incorporated by reference to the information reported in the Company's Proxy Statement/Prospectus for its 1998 annual meeting of stockholders under the caption "INFORMATION ABOUT NOMINEES
AND INCUMBENT DIRECTORS".

                             PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on
Form 8-K.

(a) 1. Financial Statements The Consolidated Financial Statements of the Company (including the Report of Independent Certified Public Accountants) required to be reported herein are incorporated by reference to the information reported in the Company's 1997 annual report to stockholders under the following captions:
         "Consolidated Statements of Income", "Consolidated Balance Sheets", "Consolidated Statements of Cash Flows", "Consolidated Statements of Common Equity", "Notes to Consolidated Financial Statements" and "Report of Independent Certified Public Accountants".

      2. Financial Statement Schedules  The following
         Financial Statement Schedule and report thereon are filed as part of this Form 10-K on the pages indicated below:

Schedule                                                Page
Number          Description                             Number

          Report of Independent Certified
          Public Accountants on Schedule

  II      Valuation and Qualifying Accounts for
          the three years ended December 31, 1997

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

 3b  By-Laws of Colonial Gas Company, as    Incorporated herein
     amended to date, filed as Exhibit      by reference.
     3(b) to the Registrant's Annual
     Report on Form 10-K for the fiscal
     year ended December 31, 1996.

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

 4c  Form of Rights Agreement, dated as     Incorporated herein
     of December 1, 1993, between the       by reference.
     registrant and BankBoston, N.A.
     (f/k/a/ The First National Bank of
     Boston), as Rights Agent, together
     with the following exhibits thereto:
     (i) Form of Vote Establishing the
     Series A-1 Junior Participating
     Preferred Stock, (ii) Form of Rights
     Certificate, and (iii) Summary of
     Rights to Purchase Preferred Shares.
     Filed as Exhibit 1 to the Company's
     Registration Statement on Form 8-A
     filed on November 22, 1993 (File No.
     0-10007).

 4d  Second Supplemental Indenture,         Incorporated herein
     executed on September 27, 1995,        by reference.
     relating to the Secured Medium Term
     Notes, Series A,  filed as Exhibit
     4(c) to the Registrant's Form 10-K
     for the fiscal year ended December
     31, 1995.

 4e  Amendment to Second Supplemental       Incorporated herein
     Indenture, dated as of October 12,     by reference.
     1995, relating to the Secured Medium
     Term Notes, Series A, filed as
     Exhibit 4(d) to the Registrant's
     Form 10-K for the fiscal year ended
     December 31, 1995.

 4f  Third Supplemental Indenture, dated    Incorporated herein
     as of December 15, 1995 to Second      by reference.
     Amended and Restated First Mortgage
     Indenture.

 4g  Revolving Credit Agreement for         Incorporated herein
     Colonial Gas Company, dated as of      by reference.
     September 12, 1997, filed as Exhibit
     4(e) to Form 10-Q of the Registrant
     for the quarter ended September 30,
     1997.

 4h  Revolving Credit Agreement for         Incorporated herein
     Massachusetts Fuel Inventory Trust,    by reference.
     dated as of September 12, 1997,
     filed as Exhibit 4(f) to Form 10-Q
     of the Registrant for the quarter
     ended September 30, 1997.

 4i  Purchase Contract, dated as of June    Incorporated herein
     27, 1990 between Massachusetts Fuel    by reference.
     Inventory Trust acting by and
     through its Trustee, Shawmut Bank,
     N.A. and Colonial Gas Company, filed
     as Exhibit 10(e) to Form 8-K of the
     Registrant for quarter ended June
     30, 1990.

 4j  Security Agreement and Assignment of   Incorporated herein
     Contracts, dated as of September 12,   by reference.
     1997 made by Massachusetts Fuel
     Inventory Trust in favor of Fleet
     National Bank as Agent for
     designated banks, filed as Exhibit
     4(h) to Form 10-Q of the Registrant
     for the quarter ended September 30,
     1997.

 4k  Trust Agreement, dated as of June      Incorporated herein
     22, 1990 between Colonial Gas          by reference.
     Company (as Trustor) and Shawmut
     Bank, N.A. (as Trustee), filed as
     Exhibit 10(d) to Form 8-K of the
     Registrant for quarter ended June
     30, 1990.

 10a Lease Agreement, dated as of May 1,    Incorporated herein
     1982, with Olde Market House           by reference.
     Associates of Lowell, filed as
     Exhibit 10(y) to the Registrant's
     Annual Report on Form 10-K for the
     fiscal year ended December 31, 1982.

 10b Lease of Equipment from The National   Incorporated herein
     Shawmut Bank of Boston (now State      by reference.
     Street Bank and Trust Company,
     successor) as Trustee, as Lessor
     dated as of May 1, 1973, filed as
     Exhibit 13(c) to Colonial Gas Energy
     System's Registration Statement on
     Form S-1.  Commission File No. 2-
     54673.

 10c Form Employment Agreement for          Incorporated herein
     corporate officers, filed as Exhibit   by reference.
     10(kk) to the Registrant's Annual
     Report on Form 10-K for the fiscal
     year ended December 31, 1992.

 10d Rate increase deferral incentive       Incorporated herein
     policy, dated January 1, 1995, filed   by reference.
     as Exhibit 10(xx) to the
     Registrant's Annual Report on Form
     10-K for the fiscal year ended
     December 31, 1994.

 10e 1997 Transitional Executive            Filed herewith as
     Incentive Plan.                         Exhibit 10e.

 10f Executive Performance and Equity       Incorporated herein
     Incentive Plan included as Appendix    by reference.
     A to the Proxy Statement/Prospectus
     portion of Colonial Energy's
     Registration Statement on Form S-4
     filed on March 6, 1998.  Commission
     File No. 333-47441.

 13a Those portions of the 1997 Annual      Filed herewith as
     Report to Stockholders which have      Exhibit 13a.
     been incorporated by reference in
     Part II Items 5 - 8 and Part IV Item
     14 part a 1.

 21a Subsidiaries of the Registrant.        Filed herewith as
                                            Exhibit 21a.

 23a Consent of Independent Certified       Filed herewith as
     Public Accountants.                    Exhibit 23a.
____________________

EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

  Exhibits 10c, 10d, 10e, and 10f above are management contracts or compensatory plans or arrangements in which the executive officers of the Company participate.

(b)  Reports on Form 8-K.

      None

      REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON
                            SCHEDULE






To the Shareholders of
Colonial Gas Company


In connection with our audit of the consolidated financial statements of Colonial Gas Company and subsidiaries referred to in our report dated January 14, 1998, which is included in the 1997 Annual Report to Stockholders and incorporated by reference in Part II of this Form 10-K, we have also audited the schedule listed at Part IV, Item 14(a)2. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.



                                   GRANT THORNTON LLP

Boston, Massachusetts
January 14, 1998

                                                    SCHEDULE II

              COLONIAL GAS COMPANY AND SUBSIDIARIES
                VALUATION AND QUALIFYING ACCOUNTS
           For the Three Years Ended December 31, 1997
                         (In Thousands)


COLUMN A              COLUMN B      COLUMN C    COLUMN D    COLUMN E
                                    ADDITIONS
                                    CHARGED                 BALANCE AT
                      BALANCE AT    TO COSTS                AT
                      BEGINNING     AND                     END OF
DESCRIPTION           OF PERIOD     EXPENSES   DEDUCTIONS   PERIOD

                For the Year Ended December 31, 1997

Reserve for           $2,715        $1,956     $1,468   (1) $3,203
uncollectible
accounts

Reserve for insurance $  742        $  506     $  400      $   848
claims

                For the Year Ended December 31, 1996

Reserve for           $2,205        $2,127     $1,617   (1) $2,715
uncollectible
accounts

Reserve for insurance  $ 634         $510       $ 402         $742
claims

                For the Year Ended December 31, 1995

Reserve for           $1,670        $1,821     $1,286   (1) $2,205
uncollectible
accounts

Reserve for insurance  $ 527          $431      $ 324         $634
claims


(1)  Accounts charged off, net of collections.

                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         COLONIAL GAS COMPANY          Date

                    By s/F.L. Putnam , Jr.             March 12, 1998
                         F.L. Putnam, Jr., Chairman
                         of the Board of Directors

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature               Title                 Date

s/F.L. Putnam, Jr.         Senior Executive Officer,    March 12, 1998
  F.L. Putnam, Jr.         Director

s/Nickolas Stavropoulos    Executive Vice President -   March 12, 1998
  Nickolas Stavropoulos    Finance, Marketing and
                           Chief Financial Officer,
                           Director (Principal Financial
                           Officer)

s/D.W. Carroll             Vice President and
  D.W. Carroll             Treasurer (Principal         March 12, 1998
                           Accounting Officer)

s/V.W. Baur                Director                     March 12, 1998
  V.W. Baur

s/J.P. Harrington          Director                     March 12, 1998
  J.P. Harrington

s/H.C. Homeyer             Director                     March 12, 1998
  H.C. Homeyer

s/R.L. Hull                Director                     March 12, 1998
  R.L. Hull

s/R. A. Perkins            Director                     March 12, 1998
  R. A. Perkins

s/F.L. Putnam, III         President and Chief          March 12, 1998
  F.L. Putnam, III         Executive Officer,
                           Director

s/J.F. Reilly, Jr.         Director                     March 12, 1998
  J.F. Reilly, Jr.

s/A.B. Sides, Jr.          Director                     March 12, 1998
  A.B. Sides, Jr.

s/M.M. Stapleton           Director                     March 12, 1998
  M.M. Stapleton

s/C.O. Swanson             Director                     March 12, 1998
  C.O. Swanson