Form 10-Q
period 1998-03-31
COLONIAL GAS CO
filed 1998-05-15
CIK 60653

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                          FORM 10-Q


_x_  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the quarterly period ended March 31, 1998

                             OR

___ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the transition period from               to

       COMMISSION FILE NUMBER  0-10007


                    COLONIAL GAS COMPANY
   (Exact name of registrant as specified in its charter)

              Massachusetts                        04-1558100
         (State or other jurisdiction of        (I.R.S. Employer
          incorporation or organization)       Identification Number)

     40 Market Street, Lowell, Massachusetts          01852
     (Address of principal executive offices)       (Zip Code)


Registrant's telephone number, including area code:  (978)322-3000


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

                 Yes _x_         No ___


  The number of shares of the registrant's common stock, $3.33 par value, outstanding as of April 30, 1998 was 8,732,120.


                    COLONIAL GAS COMPANY

                            INDEX




PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

  Consolidated Condensed Statements of Income -
      Three Months Ended March 31, 1998 and 1997
      Twelve Months Ended March 31, 1998 and 1997

  Consolidated Condensed Balance Sheets -
      March 31, 1998, December 31, 1997 and
      March 31, 1997

  Consolidated Condensed Statements of Cash Flows -
      Three Months Ended March 31, 1998 and 1997
      Twelve Months Ended March 31, 1998 and 1997

  Notes to Consolidated Condensed Financial Statements

Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition



PART II - OTHER INFORMATION

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K



               PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

            COLONIAL GAS COMPANY AND SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                         (UNAUDITED)
                                       Three Months Ended
                                           March 31,
                                         1998   1997
                                     (In Thousands Except
                                      Per Share Amounts)

Operating Revenues                      $77,822 $83,061
  Cost of gas sold                       40,917  43,717
      Operating Margin                   36,905  39,344

Operating Expenses:
  Operations                              6,650   7,437
  Maintenance                             1,067   1,146
  Depreciation and Amortization           3,184   2,973
  Taxes, other than income                1,254   1,382
      Total Operating Expenses           12,155  12,938

Income Taxes                              8,675   9,432

Utility Operating Income                 16,075  16,974

Other Operating Income:
  Energy Trucking revenues                  406   1,339
  Energy Trucking expenses, including income
      taxes and interest                    361   1,258
      Energy Trucking net income             45      81
  Other, net of income taxes                 51      49
Total Other Operating Income                 96     130

Non-Operating Income, Net                   176      94

Income Before Interest and Debt Expense  16,347  17,198
Interest and Debt Expense                 2,135   1,905

Net Income                              $14,212 $15,293

Average Common Shares Outstanding         8,703   8,543

Income per Average Common Share          $ 1.63  $ 1.79

Dividends Paid per Common Share          $ .335  $ .325


 (See accompanying notes to consolidated condensed financial statements)

            COLONIAL GAS COMPANY AND SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                         (UNAUDITED)

                                      Twelve Months Ended
                                          March 31,
                                        1998       1997
                                     (In Thousands Except
                                       Per Share Amounts)

Operating Revenues                     $181,901  $175,630
  Cost of gas sold                       99,655    92,909
      Operating Margin                   82,246    82,721

Operating Expenses:
  Operations                             29,257    28,940
  Maintenance                             4,425     4,505
  Depreciation and Amortization          12,260    11,307
  Taxes, other than income                5,132     5,357
      Total Operating Expenses           51,074    50,109

Income Taxes                              9,216     9,675

Utility Operating Income                 21,956    22,937

Other Operating Income:
  Energy Trucking revenues                4,596     8,794
  Energy Trucking expenses, including
      income taxes and interest           4,305     7,602
      Energy Trucking net income            291     1,192
  Other, net of income taxes                317       203
Total Other Operating Income                608     1,395

Non-Operating Income, Net                   659       692

Income Before Interest and Debt Expense  23,223    25,024

Interest and Debt Expense                 8,264     8,481

Net Income                              $14,959   $16,543

Average Common Shares Outstanding         8,640     8,470

Income per Average Common Share          $ 1.73 $    1.95

Dividends Paid per Common Share          $ 1.34 $    1.30

 (See accompanying notes to consolidated condensed financial statements)

            COLONIAL GAS COMPANY AND SUBSIDIARIES
            CONSOLIDATED CONDENSED BALANCE SHEETS
                           ASSETS


                               March 31,  December 31, March 31,
                                 1998        1997        1997
                              (Unaudited)             (Unaudited)
                                        (In Thousands)

Utility Property:
At original cost               $370,317    $362,742    $338,174
  Accumulated depreciation      (91,523)    (88,210)    (85,433)
      Net utility property      278,794     274,532     252,741

Non-Utility Property - Net        7,567       7,312       5,879

      Net property              286,361     281,844     258,620

Capital Leases - Net              2,614       2,630       2,487

Current Assets:
  Cash and cash equivalents       3,092         259       3,406
  Accounts receivable            29,991      21,788      32,102
      Allowance for doubtful
      accounts                   (3,561)     (3,203)     (3,445)
  Accrued utility revenues        5,447       7,417       5,869
  Unbilled gas costs              8,118      19,266      12,296
  Fuel and other inventories     10,122      12,959       8,785
  Prepayments and other current
     assets                       6,791       9,481       5,778

      Total current assets       60,000      67,967      64,791

Deferred Charges and Other Assets:
  Unrecovered deferred
     income taxes                 8,820       9,014       9,580
  Unrecovered demand side
     management costs             8,122       8,273       7,983
  Unrecovered environmental
     expenses - incurred          4,135       3,833       4,130
  Unrecovered environmental
     expenses - accrued             707         707       1,063
  Unrecovered transition
     costs - accrued              2,800       2,800       4,500
  Other                          12,202      11,923      11,499
      Total deferred charges
          and other assets       36,786      36,550      38,755

Total Assets                   $385,761    $388,991    $364,653

 (See accompanying notes to consolidated condensed financial statements)


            COLONIAL GAS COMPANY AND SUBSIDIARIES
            CONSOLIDATED CONDENSED BALANCE SHEETS
               LIABILITIES AND CAPITALIZATION



                               March 31,  December 31, March 31,
                                 1998        1997        1997
                              (Unaudited)             (Unaudited)
                                        (In Thousands)
 Capitalization:
  Common equity:
   Common Stock - par value $3.33 per share
     Authorized - 15,000 shares
     Issued and outstanding -
      8,728, 8,688 and
      8,561 shares             $29,063     $28,931     $28,508
   Premium on common stock      58,262      57,277      54,985
   Retained earnings            47,219      35,924      43,838
      Total Common equity      134,544     122,132     127,331
  Long-term debt                90,059     100,102      85,226

      Total capitalization     224,603     222,234     212,557

Capital Lease Obligations        1,528       1,617       1,538

Current Liabilities:
  Current maturities of
     long-term debt             20,167      10,164      15,155
  Current capital lease
     obligations                 1,086       1,013         949
  Notes payable                 38,500      49,400      40,100
  Gas inventory purchase
     obligations                 9,088      14,895       7,412
  Accounts payable              10,482      15,674       8,556
  Other                         17,268      11,362      17,733
      Total current liabilities 96,591     102,508      89,905

Deferred Credits and Reserves:
  Deferred income taxes-funded  42,626      41,443      37,023
  Deferred income taxes-unfunded 8,820       9,014       9,580
  Accrued environmental expenses   707         707       1,063
  Accrued transition costs       2,800       2,800       4,500
  Other                          8,086       8,668       8,487
      Total deferred credits
         and reserves           63,039      62,632      60,653
Total Capitalization and
    Liabilities               $385,761    $388,991    $364,653



 (See accompanying notes to consolidated condensed financial statements)


            COLONIAL GAS COMPANY AND SUBSIDIARIES
       CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                         (UNAUDITED)


                                          Three Months Ended
                                              March 31,
                                           1998    1997
                                            (In Thousands)

Cash Flows From Operating Activities:
  Net income                               $14,212  $15,293
  Adjustments to reconcile net
     income to net cash                      3,719    2,498
  Changes in current assets and
     liabilities                            12,392    6,173

      Net cash provided by operating
         activities                         30,323   23,964

Cash Flows From Investing Activities:
  Utility capital expenditures              (7,489)  (4,836)
  Non-utility capital expenditures            (378)     (56)
  Change in deferred accounts                 (734)  (1,376)

      Net cash used in investing
         activities                         (8,602)  (6,268)

Cash Flows From Financing Activities:
  Dividends paid on Common Stock            (2,917)  (2,774)
  Issuance of Common Stock                   1,117      907
  Issuance of long-term debt, net of
     issuance costS                          9,658        0
  Retirement of long-term debt, including
     premiums                              (10,040)     (37)
  Change in notes payable                  (10,900) (10,300)
  Change in gas inventory purchase
     obligations                            (5,807)  (5,627)
      Net cash used in financing
        activities                         (18,889) (17,831)

Net increase (decrease) in cash and
   cash equivalents                          2,832     (135)
Cash and cash equivalents at beginning of
   period                                      259    3,541

Cash and cash equivalents at end of period  $3,092   $3,406

Supplemental Disclosures of Cash Flow
     Information:
  Cash paid during the period for:
      Interest - net of amount capitalized  $3,414   $2,812

      Income and franchise taxes            $  278   $  529


 (See accompanying notes to consolidated condensed financial statements)

            COLONIAL GAS COMPANY AND SUBSIDIARIES
       CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                         (UNAUDITED)


                                         Twelve Months Ended
                                              March 31,
                                           1998       1997
                                            (In Thousands)

Cash Flows From Operating Activities:
  Net income                               $14,959  $16,543
  Adjustments to reconcile net income
     to net cash                            19,528   20,218
  Changes in current assets and liabilities  4,346  (12,430)

      Net cash provided by operating
        activities                          38,833   24,331

Cash Flows From Investing Activities:
  Capital expenditures                     (38,441) (27,415)
  Non-utility Capital expenditures          (2,210)    (973)
  Change in deferred accounts                 (200)  (2,924)

      Net cash used in investing
         activities                        (40,851) (31,312)

Cash Flows From Financing Activities:
  Dividends paid on Common Stock           (11,578) (11,013)
  Issuance of Common Stock                   3,832    3,503
  Issuance of long-term debt, net of
     issuance costs                         24,528   19,867
  Retirement of long-term debt, including
     premiums                              (15,155) (11,286)
  Change in notes payable                   (1,600)     100
  Change in gas inventory purchase
     obligations                             1,676    1,371
      Net cash (used in) provided by
         financing activities                1,703    2,542

Net decrease in cash and cash equivalents     (315)  (4,439)
Cash and cash equivalents at beginning of
   period                                    3,406    7,845

Cash and cash equivalents at end of period  $3,092   $3,406

Supplemental Disclosures of Cash
   Flow Information:
  Cash paid during the period for:
      Interest - net of amount
        capitalized                        $10,067   $9,795

      Income and franchise taxes            $7,258   $6,283

 (See accompanying notes to consolidated condensed financial statements)

            COLONIAL GAS COMPANY AND SUBSIDIARIES
    NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                         (UNAUDITED)


1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1998 and 1997 and results of operations for the three and twelve month periods ended March 31, 1998 and 1997 and cash flows for the three and twelve month periods ended March 31, 1998 and 1997.

2. Due to the significant impact of gas used for space heating during the heating season (November-April) and the Company's seasonal rate structure, the results of operations for the three month periods ending March 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

3. During the three months ended March 31, 1998, the Company issued 40,000 shares of Common Stock, $3.33 par value, under a Dividend Reinvestment and Common Stock Purchase Plan and under an Employee Savings Plan. As a result, Common Stock, $3.33 par value, increased $132,000 and Premium on Common Stock increased $985,000.

4. Contingencies

   Reference is made to Note I/Contingencies of the Notes to Consolidated Financial Statements contained within the Company's 1997 Annual Report to Stockholders.

5. Reclassifications are made periodically to previously issued financial statements to conform to the current year presentation.

Item 2.  Management's Discussion  and Analysis of Results of
         Operations and Financial Condition

Results of Operations

         Three Months Ended March 31, 1998 and 1997

Net income for the three months ending March 31, 1998 decreased $1,081,000 or 7.1% to $14,212,000 compared to
$15,293,000 for the same period last year. Weather for the first quarter was 10.2% warmer than the prior year and 13.5% warmer than normal, causing a $2,439,000 or 6.2% decrease in operating margin. Operating income for the Company's utility operations decreased $899,000 or 5.3%, despite an $787,000 or 11% reduction in operations expense due to a $460,000 decrease in bad debt expense, a $156,000 decrease in health insurance expense, and a $112,000 decrease in payroll costs. Income taxes decreased $757,000 or 8.0% due to a lower level of utility income subject to tax.

Other operating income (net of income taxes) decreased $34,000 or 26% over the comparable 1997 period primarily as a result of a $36,000 or 45% decrease in net income of Transgas Inc., the Company's energy trucking subsidiary, which is attributable to the warmer weather. Hauls of liquefied natural gas (LNG) decreased 45% in the three months ended March 30, 1998, compared to the same period in 1997.

Interest expense increased $230,000 or 12% in the three months ended March 31, 1998 compared to the same period last year principally due to the issuance of long-term debt to finance capital expenditures.

         Twelve Months Ended March 31, 1998 and 1997

Net income was $14,959,000 for the twelve months ending March 31, 1998, compared with $16,543,000 for the comparable 1997 period. This $1,584,000 or 9.6% decrease in net income primarily resulted from three factors: weather which was 3.6% warmer than normal and 2% warmer than the prior period; a $901,000 or 76% weather-related decline in earnings from Transgas Inc., and a $953,000 or 8.4% increase in depreciation due to the addition of utility property.

Other operating income (net of income taxes) decreased $787,000 or 56% compared to the comparable 1997 period. The net income of Transgas Inc. for the twelve months ended March 31, 1998 decreased $901,000 or 76% due to the warm winter of 1997-1998, which resulted in a significant decrease in demand for energy trucking services. The decrease in Transgas net income was partially offset by increased merchandise and jobbing net income of $114,000.

Regulatory Matters
On   May   8,   1998,   the  Massachusetts   Department   of
Telecommunications and Energy (the "DTE") opened an industry-wide investigation into the time period for calculating the lost margins gas companies are allowed to recover as a result of their conservation or demand side management
("DSM")   programs.   The  investigation   was   opened   in
connection with a December 1997 filing by the Company which sought the collection of lost DSM margins for the period May 1996 through April 1997. In that December 1997 filing, the Company used the same calculation method (based on the useful life of installed conservation measures) that it had used in filings previously approved by the DTE. The current DTE investigation could result in a shortening of the time period for calculating lost DSM margins to less than the full useful life of installed measures. A shortening of the period would result in some decrease in operating revenues, but it is uncertain at this time whether or by how much the period would be shortened and, therefore, what impact it would have on the Company.

Information Systems
As part of its ongoing "Genesis" program for automating and improving its information systems, the Company is in the process of implementing a new customer information and billing system that is expected to be in place by the end of May 1998. The new customer information and billing system is designed to be capable of processing Year 2000 and subsequent date data. Although there can be no assurance until the conversion to the new system is completed, at this time the Company does not anticipate any significant implementation difficulties.

Liquidity and Capital Resources
On April 15, 1998, the quarterly dividend on the Company's common stock was increased to $.345 per share or an annualized dividend rate of $1.38 per share. This is the 62nd consecutive year that the Company has paid a dividend to common shareholders and the 19th consecutive year that it has increased its per share dividend payment.

On  December 9, 1997, the Company received approval from the
DTE  to issue and sell up to 400,000 shares of Common  Stock
pursuant   to  the  Company's  Common  Stock  and   Dividend
Reinvestment Plan.

On   March  20,  1998,  the  Company  issued  the  remaining
$10,000,000  under  its  Medium Term  Note  Program  ("MTN")
(Series A) as a 10-year First Mortgage Bond with an effective rate of 6.38%.

On March 30, 1998, the Company established a new $75,000,000 MTN Program (Series B), of which approximately $45,000,000 has been authorized for issuance to date by the Massachusetts Department of Telecommunications and Energy
(DTE).

On  April  2, 1998, the Company called $20,000,000 of  8.05%
First Mortgage Bonds (Series CG) one year prior to their maturity, at a price of 102.02%.

On  April 7, 1998, the Company issued $20,000,000 of 30-year
First Mortgage Bonds under its MTN Program (Series B), with an effective rate of 6.68%. The Bonds are redeemable at the option of the holder in April 2008.

                 PART II - OTHER INFORMATION



Item 5. Other Information

    None





Item 6. Exhibits and Reports on Form 8-K

a.  Exhibits

    4(l)  Fourth Supplemental Indenture          Filed herewith.
          dated as of March 1, 1998
          relating to the Company's Secured
          Medium Term Notes, Series B


b.  Reports on Form 8-K

    None


                       SIGNATURES




  Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   COLONIAL GAS COMPANY
                                      (Registrant)


Date: May 15, 1998            s/F.L. Putnam, III
                                F.L. Putnam, III
                                President and Chief
                                Executive Officer


Date: May 15, 1998            s/Nickolas Stavropoulos
                                Nickolas Stavropoulos
                                Executive Vice President -
                                Finance, Marketing and Chief
                                Financial Officer


      [END OF FORM 10-Q FOR PERIOD ENDING MARCH 31, 1998]