Form 10-Q
period 1998-06-30
COLONIAL GAS CO
filed 1998-08-07
CIK 60653

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

-------------------------------------------------------------------------------
                                    FORM 10-Q
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
      For the quarterly period ended June 30, 1998
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
                                       OR
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
      For the transition period from                to

      COMMISSION FILE NUMBER  0-10007


-------------------------------------------------------------------------------
                              COLONIAL GAS COMPANY
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
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

                     Yes  |X|  No   |_|


      The number of shares of the registrant's common stock, $3.33 par value, outstanding as of July 1, 1998 was 8,766,178.

                              COLONIAL GAS COMPANY

                                      INDEX




PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

   Consolidated Condensed Statements of Income -
        Three Months Ended June 30, 1998 and 1997
        Six Months Ended June 30, 1998 and 1997

   Consolidated Condensed Balance Sheets -
        June 30, 1998,  December 31, 1997 and
        June 30, 1997

   Consolidated Condensed Statements of Cash Flows -
        Six Months Ended June 30, 1998 and 1997

   Notes to Consolidated Condensed Financial Statements

Item 2. Management's Discussion and Analysis of Results of
        Operations and Financial Condition


PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                      COLONIAL GAS COMPANY AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)
                                           Three Months Ended
                                                June 30,
                                           1998        1997
                                          (In Thousands Except
                                           Per Share Amounts)
Operating Revenues                       $25,684      $26,927
   Cost of gas sold                       13,662       16,317
                                         ----------  -----------
        Operating Margin                  12,022       10,610
                                         ----------  -----------

Operating Expenses:
   Operations                              6,958        7,115
   Maintenance                             1,136        1,114
   Depreciation and Amortization           3,229        2,973
   Taxes, other than income                1,494        1,394
                                         ----------  -----------
        Total Operating Expenses          12,817       12,596
                                         ----------  -----------

Income Taxes (Credit)                     (1,051)     (1,430)
                                         ----------  -----------

Utility Operating Loss                       256        (556)

Other Operating Income (Loss):
   Energy Trucking revenues                  617         451
   Energy Trucking expenses, including
       income taxes and interest             825         673

                                         ----------  -----------
        Energy Trucking loss                (208)       (222)
   Other, net of income taxes                107          57
                                         ----------  -----------
Total Other Operating Loss                  (101)       (165)

Non-Operating Income, Net                    260         152
                                         ----------  -----------

Income (Loss) Before Interest and Debt       415        (569)
   Expense
Interest and Debt Expense                  2,186       1,932
                                         ----------  -----------


Net Loss                                 $(1,771)   $ (2,501)
                                         ==========  ===========

Average Common Shares Outstanding          8,740       8,576
                                         ==========  ===========
                                         ==========  ===========

Loss per Average Common Share            $ (0.20)    $  (0.29)
                                         ==========  ===========
                                         ==========  ===========


Dividends Paid per Common Share          $  .345      $  .335
                                         ==========  ===========



    (See accompanying notes to consolidated condensed financial statements)

                      COLONIAL GAS COMPANY AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                   (UNAUDITED)

                                            Six Months Ended
                                                June 30,
                                            1998       1997
                                          (In Thousands Except
                                           Per Share Amounts)
Operating Revenues                      $103,507     $109,988
   Cost of gas sold                       54,579       60,034
                                         ----------  -----------
        Operating Margin                  48,928       49,954
                                         ----------  -----------
Operating Expenses:
   Operations                             13,608       14,553
   Maintenance                             2,204        2,260
   Depreciation and Amortization           6,413        5,946
   Taxes, other than income                2,748        2,775
                                         ----------  -----------
        Total Operating Expenses          24,973       25,534
                                         ----------  -----------

Income Taxes                               7,624        8,002
                                         ----------  -----------

Utility Operating Income                  16,331       16,418
Other Operating Income (Loss):
   Energy Trucking revenues                1,023        1,790
   Energy Trucking expenses, including
      income taxes and interest            1,186        1,931

                                         ----------  -----------
        Energy Trucking net loss            (163)        (141)
   Other, net of income taxes                158          106
                                         ----------  -----------
Total Other Operating Income (Loss)           (5)         (35)
Non-Operating Income, Net
                                             436          246
                                         ----------  -----------

Income Before Interest and Debt Expense   16,762       16,629

Interest and Debt Expense                  4,321        3,837
                                         ----------  -----------

Net Income                               $12,441     $ 12,792
                                         ==========  ===========
                                         ==========  ===========


Average Common Shares Outstanding          8,722        8,554
                                         ==========  ===========
                                         ==========  ===========

Income per Average Common Share          $  1.43      $  1.50
                                         ==========  ===========
                                         ==========  ===========


Dividends Paid per Common Share          $  0.68      $  0.66
                                         ==========  ===========




    (See accompanying notes to consolidated condensed financial statements)

                      COLONIAL GAS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                     ASSETS

                                   June 30,    December 31    June 30,
                                     1998         1997          1997
                                  -----------  ------------  ----------
                                  (Unaudited)               (Unaudited)
                                              (In Thousands)
Utility Property:
At original cost                   $ 379,866    $ 362,742    $ 345,572
   Accumulated depreciation          (94,832)     (88,210)     (88,447)
                                   ---------    ---------    ---------
        Net utility property         285,034      274,532      257,125

Non-Utility Property - Net             7,423        7,312        6,873
                                   ---------    ---------    ---------

        Net property                 292,458      281,844      263,998
                                   ---------    ---------    ---------

Capital Leases - Net                   1,740        2,630        2,392
                                   ---------    ---------    ---------

Current Assets:
   Cash and cash equivalents           1,218          259          100
   Accounts receivable                15,940       21,788       16,629
        Allowance for doubtful        (3,420)      (3,203)      (3,429)
           accounts
   Accrued utility revenues              821        7,417          739
   Unbilled gas costs                  8,125       19,266        8,902
   Fuel and other inventories         12,144       12,959       10,321
   Prepayments and other current       6,994        9,481        5,946
      assets
                                   ---------    ---------    ---------

        Total current assets          41,822       67,967       39,208
                                   ---------    ---------    ---------

Deferred Charges and Other
Assets:
   Unrecovered deferred income
      taxes                            8,626        9,014        9,386
   Unrecovered Demand Side
      Management -  costs              8,058        8,273        8,242
   Unrecovered environmental
      expenses - incurred              3,349        3,833        3,397
   Unrecovered environmental
       expenses - accrued                607          707          900
   Unrecovered transition costs        2,800        2,800        4,500
       - accrued

   Other                              12,898       11,923       11,697
                                    ---------    ---------    ---------
        Total deferred charges
           and other assets           36,338       36,550       38,122
                                   =========    =========    =========

Total Assets                       $ 372,358    $ 388,991    $ 343,720
                                   =========    =========    =========

    (See accompanying notes to consolidated condensed financial statements)

                      COLONIAL GAS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                         LIABILITIES AND CAPITALIZATION

                                   June 30,  December 31    June 30,
                                     1998       1997         1997
                                  ----------- ------------  ----------
                                  (Unaudited)               (Unaudited)
                                                  (In
                                              Thousands)
Capitalization:
   Common equity:
        Common Stock - part value $ 3.33 per share
           Authorized - 15,000 shares
           Issued and outstanding - 8,766
           8,688 and 8,602         $29,191     $ 28,931     $28,643
        Premium on common stock     59,177       57,277      55,669
        Retained earnings           42,433       35,924      38,464
                                 ----------- ------------  ----------
           Total Common equity     130,801      122,132     122,776
   Long-term debt                  110,015      100,102     100,185
                                  ----------- ------------  ----------

           Total capitalization    240,816      222,234     222,961
                                  ----------- ------------  ----------

Capital Lease Obligations              276        1,617       1,471
                                  ----------- ------------  ----------

Current Liabilities:
   Current maturities of
      long-term debt                   171       10,164      15,158
   Current capital lease
      obligations                    1,464        1,013         921
   Notes payable                    37,000       49,400      12,700
   Gas inventory purchase
      obligations                    8,084       14,895       6,477
   Accounts payable                  8,997       15,674       7,615
   Other                            12,070       11,362      15,504
                                  ----------- ------------  ----------

           Total current            67,786      102,508      58,375
              liabilities          ----------- ------------  ----------


Deferred Credits and Reserves:
   Deferred income taxes-funded     43,364       41,443      37,794
   Deferred income taxes-unfunded    8,626        9,014       9,386
   Accrued environmental expenses      607          707         900
   Accrued transition costs          2,800        2,800       4,500
   Other                             8,083        8,668       8,333
                                  -----------  ------------  ----------


      Total deferred credits and    63,480       62,632      60,913
          reserves                =========== ============  ==========


Total Capitalization and          $372,358     $388,991     $343,720
   Liabilities                    =========== ============  ==========


    (See accompanying notes to consolidated condensed financial statements)


                      COLONIAL GAS COMPANY AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                            Six Months Ended
                                                June 30,
                                           1998       1997
                                             (In Thousands)
Cash Flows From Operating Activities:
   Net income                             $12,441     $12,792
   Adjustments to reconcile net income
      to net cash                           8,166       7,601
   Changes in current assets and
      liabilities                          21,703      24,176
                                         ----------  ----------

        Net cash provided by operating     42,310      44,569
           activities                    ----------  ----------


Cash Flows From Investing Activities:
   Capital expenditures                   (16,962)    (12,285)
   Non-utility capital expenditures          (369)     (1,158)
   Change in deferred accounts                209      (1,233)
                                          ----------  ----------

        Net cash used in investing        (17,122)    (14,676)
           activities                     ----------  ----------


Cash Flows From Financing Activities:
   Dividends paid on Common Stock          (5,932)     (5,647)
   Issuance of Common Stock                 2,160       1,725
   Issuance of long-term debt, net of
      issuance costs                       (1,570)     14,925
   Retirement of long-term debt               323         (75)
   Change in notes payable                (12,400)    (37,700)
   Change in gas inventory purchase        (6,811)     (6,562)
      obligations
                                          ----------  ----------
        Net cash used in financing        (24,229)    (33,334)
            activities                    ----------  ----------


Net (decrease) increase in cash and cash
   equivalents                                958      (3,441)
Cash and cash equivalents at beginning
   of period                                  259       3,541
                                          ----------  ----------

Cash and cash equivalents at end of        $1,218        $100
period                                    ==========  ==========


Supplemental Disclosures of Cash Flow
Information:
   Cash paid during the period for:
        Interest - net of amount
           capitalized                     $5,358      $4,645
                                          ==========  ==========
                                          ==========  ==========

        Income and franchise taxes         $3,608      $3,809
                                          ==========  ==========


    (See accompanying notes to consolidated condensed financial statements)

                      COLONIAL GAS COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1998 and 1997 and results of operations for the three and six month periods ended June 30, 1998 and 1997 and cash flows for the six month period ended June 30, 1998 and 1997.

2. Due to the significant impact of gas used for space heating during the heating season (November-April) and the Company's seasonal rate structure, the results of operations for the three month and six month periods ending June 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

3. During the six months ended June 30, 1998, the Company issued 38,000 shares of Common Stock, $3.33 par value, under a Dividend Reinvestment and Common Stock Purchase Plan and under an Employee Savings Plan. As a result, Common Stock, $3.33 par value, increased $128,000 and Premium on Common Stock increased $915,000.

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

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

              Three Months Ended June 30, 1998 and June 30, 1997

  The Company's net loss for the three months ended June 30, 1998 was $1,771,000, or $0.20 per share, which is a 29%, or $730,000, improvement from the loss of $2,501,000, or $0.29 per share, reported for the same period last year. The Company typically incurs losses for the second and third quarters while reporting profits for the first and fourth quarters. This is due to significantly higher natural gas sales throughout the colder months to meet customers' heating needs. Approximately 90% of the Company's residential customers are heating accounts. As described below, earnings for the three month period ended June 30, 1998 were significantly impacted by a $1,121,000, or $0.08 per share, increase in operating margin due to a billing refinement.

  Effective in the second quarter of 1998, with the implementation of an improved customer billing system, bills sent during May for gas consumed in April were refined to reflect the Company's higher winter rates. Seasonal rate changes occur on May 1 and November 1 of each year. Previously, May bills were calculated based on lower summer rates, even for gas consumed in April. The billing refinement will have the opposite impact in the fourth quarter of 1998 -- November bills for October usage will now reflect the Company's lower summer rates instead of the higher winter rates -- and therefore, is expected to have minimal effect on calendar year earnings. Without the effect of the billing refinement, the Company would have reported an increase in operating margin of $291,000, or 2.7%, for the three month period. Also significantly impacting operating margin for the three month period ending June 30, 1998 was weather which was 12% warmer than normal and 23% warmer than last year. Firm gas sold for the three months ended June 30 decreased to 2,956 MMcf in 1998 from 3,317 MMcf in 1997.

  Total operating expenses increased by $221,000, or 1.8%, compared to the corresponding prior year period, primarily due to a $256,000 increase in depreciation and amortization expense resulting from an increase in utility assets.

  Revenues for Transgas Inc., the Company's energy trucking subsidiary, increased $166,000, or 37%, primarily due a 79% increase in hauls of LNG. Partially offsetting this increase in revenue was a $152,000, or 23%, increase in energy trucking expenses, resulting in a $14,000, or 6.3%, improvement in earnings. Other income increased $50,000, or 50%, primarily as a result of increased earnings from the sale of natural gas related home and water heating equipment.

  Interest and debt expense increased $254,000, or 13%, primarily due to a $202,000 increase in short term debt interest expense.


                     Six Months Ended June 30, 1998 and 1997

  Net income for the six months ended June 30, 1998 was $12,441,000, or $1.43 per share, compared to $12,792,000, or $1.50 per share, for the same period in 1997. This $351,000, or 2.7%, decrease resulted primarily from weather which was 13% warmer than normal and 13% warmer than last year.

  As a result of the warm winter weather, operating margin for the six month period ended June 30, 1998 decreased $1,026,000, or 2.1%, compared to the six month period ended June 30, 1997. Operating margin for the period was also significantly impacted by the billing refinement described in "Results of Operations - Three Months Ended June 30, 1998 and 1997". The billing refinement resulted in an increase to operating margin for the six month period of $1,121,000, or $0.08 per share. Without the effect of the billing refinement, the Company would have reported a decrease in operating margin of $2,147,000, or 4.3%, for the six month period.

  Total operating expenses decreased by $561,000, or 2.2%. Operations and maintenance expenses decreased by $1,001,000, or 6.0%, primarily due to reductions in bad debt expense and lower insurance expense. Partially offsetting these reductions was a $467,000, or 7.9%, increase in depreciation and amortization expense resulting from an increase in utility assets.

  Income taxes decreased $378,000, or 4.7%, due to a lower level of pre-tax income.

  Energy trucking revenues fell $767,000, or 43%, primarily due to a decrease in hauls of LNG resulting from the warmer than normal weather during the winter of 1997-98. The decrease in energy trucking revenue was partially offset by a $745,000, or 39%, decrease in energy trucking expenses. As a result, earnings from Transgas Inc. decreased by $22,000, or 16%. Other income increased $52,000, or 50%, primarily as a result of increased earnings from the sale of natural gas related home and water heating equipment.

  Interest and debt expense increased $484,000, or 13%, primarily due to a $229,000 increase in short-term debt expense resulting from higher short-term debt balances, and a $165,000 decrease in regulatory interest income.

Liquidity and Capital Resources

On April 1, 1998, the Company purchased its corporate headquarters building located at 40 Market Street in Lowell, Massachusetts for $1,325,000. The purchase terminated the 20-year lease between the Company and the building's previous owner which had been entered into in 1982.

On April 2, 1998, the Company called $20,000,000 of 8.05% First Mortgage Bonds (Series CG) one year prior to their maturity, at a price of 102.02%.

On April 7, 1998, the Company issued $20,000,000 of 30-year First Mortgage Bonds under its Medium Term Note Program (Series B), with an effective rate of 6.68%. The Bonds are redeemable at the option of the holder in April 2008.

                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the registrant was held on April 15, 1998 and May 7, 1998. At the Annual Meeting the shareholders voted to:

      1. Re-elect all four Class II Director nominees:

           John P. Harrington, with 7,294,775 shares voting for and 90,024 shares voting against or withholding authority;

           John F. Reilly, Jr., with 7,277,804 shares voting for and 106,995 shares voting against or withholding authority;

           Margaret M. Stapleton, with 7,286,808 shares voting for and 97,991 shares voting against or withholding authority;

           F.L. Putnam, Jr., with 7,281,114 shares voting for and 103,685 shares voting against or withholding authority;

      2. Approve the Company's Executive Performance and Equity Incentive Plan, which provides the Board of Directors the flexibility to grant cash and restricted stock bonuses to key members of senior management, with
      6,655,915 shares voting for and 728,884 shares voting against or withholding authority.

      3. Approve a proposal to adopt a holding company structure for the Company with 5,844,890 shares voting for and 1,696,552 shares voting against or withholding authority.

Item 5. Other Information

      On July 14, 1998, the Company filed, and is currently awaiting a decision on a petition with the Massachusetts Department of Telecommunications and Energy
(DTE) for approval to form a holding company which will be called Colonial Energy. Subject to DTE approval, Colonial plans to have the holding company structure in place by the end of 1998. As part of the restructuring, Colonial Gas expects to transfer ownership of its energy trucking subsidiary, Transgas Inc., to the holding company -- making both Colonial Gas Company and Transgas Inc. wholly-owned subsidiaries of Colonial Energy.

Item 6. Exhibits and Reports on Form 8-K

a.   Exhibits
     None

b.   Reports on Form 8-K
     None
                                   SIGNATURES




   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      COLONIAL GAS COMPANY
                                             (Registrant)


Date: August 7, 1998               s/F.L. Putnam, III
                                   F.L. Putnam, III
                                   President and Chief Executive Officer


Date: August 7, 1998               s/Nickolas Stavropoulos
                                   Nickolas Stavropoulos
                                   Executive Vice President - Finance,
                                   Marketing and Chief Financial Officer