Form 10-Q
period 1998-09-30
COLONIAL GAS CO
filed 1998-11-10
CIK 60653

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

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

-------------------------------------------------------------------------------
      For the quarterly period ended September 30, 1998
-------------------------------------------------------------------------------

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

-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
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

                     Yes  |X|  No   |_|


      The number of shares of the registrant's common stock, $3.33 par value, outstanding as of November 1, 1998 was 8,853,349.

                              COLONIAL GAS COMPANY

                                      INDEX




PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

   Consolidated Condensed Statements of Income -
        Three Months Ended September 30, 1998 and 1997
        Nine Months Ended September 30, 1998 and 1997

   Consolidated Condensed Balance Sheets -
        September 30, 1998, December 31, 1997
        and September 30, 1997

   Consolidated Condensed Statements of Cash Flows -
        Nine Months Ended September 30, 1998 and 1997

   Notes to Consolidated Condensed Financial Statements

Item 2. Management's Discussion and Analysis of Results of
        Operations and Financial Condition


PART II - OTHER INFORMATION

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

                     PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                      COLONIAL GAS COMPANY AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)
                                           Three Months Ended
                                              September 30,
                                                1998 1997
                                          (In Thousands Except
                                           Per Share Amounts)

Operating Revenues                       $ 12,347     $ 14,877
   Cost of gas sold                         6,197        8,587
                                         -----------  -----------
        Operating Margin                    6,150        6,290
                                         -----------  -----------

Operating Expenses:
   Operations                               6,717        7,055
   Maintenance                              1,187        1,078
   Depreciation and Amortization            3,524        2,976
   Taxes, other than income                 1,218        1,253
                                         -----------  -----------
        Total Operating Expenses           12,646       12,362
                                         -----------  -----------

Income Taxes (Credit)                      (3,250)      (3,029)
                                         -----------  -----------

Utility Operating Loss                     (3,246)      (3,043)
Other Operating Income (Loss):
   Energy Trucking revenues                   373        2,470
   Energy Trucking expenses, including
         income taxes and interest            414        2,018

                                         -----------  -----------
        Energy Trucking Net Income (Loss)     (41)         452

   Other, net of income taxes                  66           66
                                         -----------  -----------
Total Other Operating Loss                     25          518

Non-Operating Income, Net                     204           52
                                         -----------  -----------

Income (Loss) Before Interest and Debt     (3,017)      (2,473)
    Expense
Interest and Debt Expense                   2,196        2,093
                                         -----------  -----------

Net Loss                                 $ (5,213)    $ (4,566)
                                         ===========  ===========

Average Common Shares Outstanding           8,806        8,620
                                         ===========  ===========
                                         ===========  ===========

Loss per Average Common Share            $  (0.59)    $  (0.53)
                                         ===========  ===========
                                         ===========  ===========

Dividends Paid per Common Share           $  .345      $  .335
                                         ===========  ===========
    (See accompanying notes to consolidated condensed financial statements)

                      COLONIAL GAS COMPANY AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                            Nine Months Ended
                                              September 30,
                                                1998 1997
                                          (In Thousands Except
                                           Per Share Amounts)

Operating Revenues                     $115,854       $124,866
   Cost of gas sold                      60,777         68,621
                                        ----------  -------------
        Operating Margin                 55,077         56,245
                                        ----------  -------------
Operating Expenses:
   Operations                            20,326         21,608
   Maintenance                            3,390          3,338
   Depreciation and Amortization          9,937          8,921
   Taxes, other than income               3,966          4,029
                                        ----------  -------------
        Total Operating Expenses         37,619         37,896
                                        ----------  -------------

Income Taxes                              4,374          4,974
                                        ----------  -------------

Utility Operating Income                 13,084         13,375
Other Operating Income:
   Energy Trucking revenues               1,395          4,260
   Energy Trucking expenses, including
        income taxes and interest         1,600          3,949

                                        ----------  -------------
        Energy Trucking Net Income         (205)           311
          (Loss)
        Other, net of income taxes          224            172
                                        ----------  -------------
Total Other Operating Income                 19            483
Non-Operating Income, Net                   640            299
                                        ----------  -------------
Income Before Interest and Debt Expense  13,743         14,157
Interest and Debt Expense                 6,517          5,931
                                        ----------  -------------

Net Income                              $ 7,226      $   8,226

                                        ==========  =============
                                        ==========  =============

Average Common Shares Outstanding         8,750          8,576
                                        ==========  =============
                                        ==========  =============

Income per Average Common Share         $  0.83       $   0.96
                                        ==========  =============
                                        ==========  =============

Dividends Paid per Common Share         $ 1.025      $   1.005

                                        ==========  =============



    (See accompanying notes to consolidated condensed financial statements)

                      COLONIAL GAS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                     ASSETS
                                   September     December      September
                                      30,           31,           30,
                                     1998          1997          1997
                                  ------------  ------------  ------------
                                  (Unaudited)                 (Unaudited)
                                               (In Thousands)


Utility Property:
At original cost                   $387,950      $362,742      $356,141
   Accumulated depreciation         (98,443)      (88,210)      (91,233)
                                  ------------  ------------  ------------
        Net utility property        289,507       274,532       264,908

Non-Utility Property - Net            7,293         7,312         6,701
                                  ------------  ------------  ------------

        Net property                296,800       281,844       271,609
                                  ------------  ------------  ------------

Capital Leases - Net                  1,680         2,630         2,392
                                  ------------  ------------  ------------

Current Assets:
   Cash and cash equivalents          1,139           259         1,563
   Accounts receivable - net          4,728        18,585         4,599
   Accrued utility revenues             710         7,417           723
   Unbilled gas costs                14,582        19,266        13,694
   Fuel and other inventories        15,990        12,959        14,495
   Prepayments and other current     12,214         9,481         9,487
      assets
                                  ------------  ------------  ------------

        Total current assets         49,363        67,967        44,561
                                  ------------  ------------  ------------

Deferred Charges and Other
Assets:
   Unrecovered deferred income        8,432         9,014         9,192
       taxes
   Unrecovered environmental
       expenses -  incurred           3,622         3,833         3,641
   Unrecovered environmental
       expenses - accrued               307           707           656
   Unrecovered transition costs       2,800         2,800         4,500
       - accrued
   Other                             20,482        20,196        19,871
                                  ------------  ------------  ------------
        Total deferred charges
           and other assets          35,643        36,550        37,860
                                  ============  ============  ============

Total Assets                       $383,486      $388,991      $356,422
                                  ============  ============  ============

    (See accompanying notes to consolidated condensed financial statements)

                      COLONIAL GAS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                         LIABILITIES AND CAPITALIZATION

                                    September    December      September
                                       30,          31,           30,
                                      1998         1997          1997
                                   ------------ ------------  ------------
                                   (Unaudited)                (Unaudited)
                                               (In Thousands)

Capitalization:
   Common equity:
        Common Stock - part value $ 3.33
           per share Authorized -
           15,000 shares
           Issued and outstanding -
           8,845, 8,688, 8,647       $29,455      $28,931       $28,794
        Premium on common stock       61,162       57,277        56,517
        Retained earnings             34,178       35,924        31,011
                                   ------------ ------------  ------------
           Total Common equity       124,795      122,132       116,322
   Long-term debt                    110,000      100,102       100,144
                                   ------------ ------------  ------------

           Total capitalization      234,795      222,234       216,466
                                   ------------ ------------  ------------

Capital Lease Obligations              1,041        1,617         1,471
                                   ------------ ------------  ------------

Current Liabilities:
   Current maturities of
       long-term debt                    144       10,164        10,161
   Current capital lease                 639        1,013           921
       obligations
     Notes payable                    51,300       49,400        34,600
   Gas inventory purchase             11,860       14,895         9,934
       obligations
   Accounts payable                    8,522       15,674         9,390
   Other                              11,293       11,362        11,767

           Total current              83,758      102,508        76,773
              liabilities
                                   ------------ ------------  ------------

Deferred Credits and Reserves:
   Deferred income taxes-funded       44,339       41,443        39,126
   Deferred income taxes-unfunded      8,432        9,014         9,192
   Accrued environmental expenses        307          707           656
   Accrued transition costs            2,800        2,800         4,500
   Other                               8,014        8,668         8,238
                                   ------------  ------------  ------------


      Total deferred credits and      63,892       62,632        61,712
         reserves
                                   ============ ============  ============

Total Capitalization and            $383,486     $388,991      $356,422
Liabilities
                                   ============ ============  ============

    (See accompanying notes to consolidated condensed financial statements)

                      COLONIAL GAS COMPANY AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                            Nine Months Ended
                                              September 30,
                                                1998 1997
                                             (In Thousands)


Cash Flows From Operating Activities:
   Net income                                            $  7,226      $  8,226
   Adjustments to reconcile net income to                  15,291        14,158
       net cash
   Changes in current assets and liabilities               10,321        16,283

                                                         --------      --------

        Net cash provided by operating                     32,838        38,667
             activities
                                                         --------      --------

Cash Flows From Investing Activities:
   Capital expenditures                                   (24,977)      (23,084)
   Non-utility capital expenditures                          (369)       (1,142)
   Change in deferred accounts                                447        (1,460)
                                                         --------      --------

        Net cash used in investing                        (24,899)      (25,686)
            activities
                                                         --------      --------

Cash Flows From Financing Activities:
   Dividends paid on Common Stock                          (8,973)       (8,535)
   Issuance of Common Stock                                 4,409         2,724
   Issuance of long-term debt, net of issuance cost        29,166        14,870
   Retirement of long-term debt, including premiums       (30,526)       (5,113)
   Change in notes payable                                  1,900       (15,800)
   Change in gas inventory purchase                        (3,035)       (3,105)
     obligations
                                                         --------      --------
        Net cash used in financing                         (7,059)      (14,959)
           activities
                                                         --------      --------

Net increase (decrease) in cash and cash                      880        (1,978)
    equivalents
Cash and cash equivalents at beginning of                     259         3,541
    period
                                                         --------      --------

Cash and cash equivalents at end of period               $  1,139         1,563

                                                         ========      ========

Supplemental Disclosures of Cash Flow
Information:
   Cash paid during the period for:
        Interest - net of amount capitalized             $  8,154      $  7,480
                                                         ========      ========
                                                         ========      ========

        Income and franchise taxes                       $  3,555      $  6,109

                                                         ========      ========
    (See accompanying notes to consolidated condensed financial statements)

                      COLONIAL GAS COMPANY AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1998 and 1997 and results of operations for the three and nine month periods ended September 30, 1998 and 1997 and cash flows for the nine month period ended September 30, 1998 and 1997.

2. Due to the significant impact of gas used for space heating during the heating season (November-April) and the Company's seasonal rate structure, the results of operations for the three month and nine month periods ending September 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

3. During the nine months ended September 30, 1998, the Company issued 157,000 shares of Common Stock, $3.33 par value, under a Dividend Reinvestment and Common Stock Purchase Plan and under an Employee Savings Plan. As a result, Common Stock, $3.33 par value, increased $524,000 and Premium on Common Stock increased $3,885,000.

4. Contingencies

   Reference  is made to  Note  I/Contingencies  of the  Notes  to  Consolidated
   Financial Statements contained within the Company's 1997 Annual Report to Stockholders.

5. Reclassifications are made periodically to previously issued financial statements to conform to the current year presentation.

6. On October 17, 1998, the Company and Eastern Enterprises, a Massachusetts business trust ("Eastern"), entered into an Agreement and Plan of Reorganization which provides for the merger of the Company with and into a subsidiary of Eastern, as a result of which the Company would become a wholly-owned subsidiary of Eastern. Eastern's other subsidiaries presently include two other Massachusetts natural gas distribution companies, Boston Gas Company and Essex County Gas Company. Under the Agreement, the outstanding shares of the Company's common stock will convert into the right to receive cash and Eastern common stock as set forth in the Agreement. Completion of the merger is subject to approval of the Company's stockholders and, if required, Eastern's shareholders and receipt of satisfactory regulatory approvals, including approval of the Massachusetts Department of Telecommunications and Energy and the Securities and Exchange Commission and antitrust clearance.

7. Financial results for the nine month period ended September 30, 1998 were affected by the implementation of an improved customer billing system in May, 1998 that enables the Company to bill customers using pro-rated seasonal rates. As a result, bills sent during May, 1998 for gas consumed in April, 1998 reflected the Company's higher winter rates, increasing operating margin by $1,121,000 or $0.08 per share, for the nine month period ended September 30, 1998. Because November, 1998 bills for October, 1998 usage will reflect the Company's lower summer rates, this billing refinement will have the opposite impact in the fourth quarter of 1998, and therefore have minimal effect on calendar year earnings. The financial results of the nine month period ended September 30, 1997 have not been restated.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

                Three Months Ended September 30, 1998 and 1997

  The Company's net loss for the three months ended September 30, 1998 was $5,213,000, or $.59 per share, which is $647,000, or 14%, more than the loss of $4,566,000, or $.53 per share, reported for the same period last year. The Company typically incurs losses for the second and third quarters while reporting profits for the first and fourth quarters. This is due to significantly higher natural gas sales throughout the colder months to meet customers' heating needs. Approximately 90% of the Company's residential customers are heating accounts.

  The Company's operating margin decreased $140,000, or 2.2%, during the period due to a 1.5% decrease in total gas sold and transported caused by weather which was 25% warmer than last year and 42% warmer than normal.

  Total operating expenses increased by $284,000, or 2.3%, primarily due to a $548,000, or 18%, increase in depreciation and amortization expense caused by an increase in utility plant and the installation of new software systems. Operations and maintenance expenses, decreased by $229,000, or 2.8%, primarily due to savings in bad debt expenses and insurance expenses.

  Total other operating income decreased $493,000 for the period primarily due to the financial performance of Transgas Inc. ("Transgas"), the Company's energy trucking subsidiary. Transgas recorded a loss of $41,000 for the three month period ended September 30, 1998 compared to a profit of $452,000 for the three-month period ended September 30, 1997. Warmer weather during the winter of 1997-98 led to a 77% decrease in the demand for hauls of liquefied natural gas ("LNG") -- the principal hauling commodity of Transgas.

  Interest and debt expense increased by $103,000, or 4.9%, primarily due to an increase in short-term interest expense.

                  Nine Months Ended September 30, 1998 and 1997

  Net income for the nine months ended September 30, 1998 was $7,226,000, or $0.83 per share, compared to $8,226,000, or $0.96, per share for the comparable 1997 period.

  The Company's operating margin decreased $1,168,000, or 2.1%, during the period due to a 9.2% decrease in total gas sold and transported caused by weather which was 12% warmer than last year and 13% warmer than normal. Effective in the second quarter of 1998, with the implementation of an improved customer billing system, bills sent during May for gas consumed in April were refined to reflect the Company's higher winter rates. This billing refinement resulted in an increase to operating margin of $1,121,000 or $0.08 per share during the period. It will have the opposite impact in the fourth quarter of 1998 because November bills for October usage will now reflect the Company's lower summer rates. Overall, therefore, the billing refinement is expected to have a minimal effect on calendar year earnings.

  Operations and maintenance expenses decreased $1,230,000, or 4.9% during the period, due primarily to decreased insurance expenses and bad debt expenses. Depreciation and amortization expense increased $1,016,000, or 11%, caused by a $29,000,000, or 8.8%, increase in utility property. The decrease in operations and maintenance expense offset the increase in depreciation and amortization, resulting in the $277,000, or 0.7%, decrease in total operations expense.

  Income taxes decreased $600,000, or 12%, due to a lower level of utility income subject to tax.

  Total other operating income decreased $464,000, or 96%, due to the financial results of Transgas. A 55% decrease in Transgas' LNG hauls during the first nine months of 1998 led to a $516,000 decrease in energy trucking net income. The decreased LNG hauls were primarily due to the warmer than normal weather during the winter of 1997-98.

  Interest and debt expense increased by $586,000, or 9.9% due to an increase in short-term interest expense.


Liquidity and Capital Resources

  On October 7, 1998, the Company issued $10,000,000 of 5-year First Mortgage Bonds under its Medium Term Note Program (Series B), with an effective rate of 5.50%.

Year 2000

                               State of Readiness

     The Company has identified information technology ("IT") systems and embedded chip systems which are "mission critical", i.e. those which would have a significant adverse impact on the operation of its core business and the core business of its subsidiary, Transgas, in the event of a Year 2000 ("Y2K") problem. Using its own specialized IT Department personnel, the Company is in the process of finalizing procedures for checking mission critical IT systems for Y2K compliance and expects those procedures to be finalized by the end of 1998. It is anticipated that any necessary testing, upgrading, replacement or other remediation of mission critical IT systems will be completed by the end of the second quarter of 1999. Other "less than critical" IT systems are also scheduled to be checked and tested and/or upgraded, as required, by the end of the second quarter of 1999.

     With respect to embedded chip systems, the Company expects to complete its inventory, assessment and action plan in the last quarter of 1998. Any necessary testing, upgrading, replacement or other remediation would then be scheduled for completion by the end of the second quarter of 1999.

     The Company is also in the process of identifying material third party relationships for whom a detailed survey and assessment of Y2K readiness will be undertaken and completed during the last quarter of 1998. Any necessary testing and implementation of risk mitigation strategies for high risk vendors would then be scheduled for completion by the end of the second quarter of 1999. Notwithstanding the Company's efforts with third parties, there can be no assurance that the systems of third parties on which the Company's systems rely will be timely converted or that any such failure to convert by a third party would not have an adverse effect on the Company's operations.

   The Company's merger with Eastern Enterprises is expected to be completed mid-year 1999 and in connection with that pending merger, the Company anticipates addressing certain Year 2000 issues through system integrations with Boston Gas Company, Eastern's largest gas utility subsidiary.

                          Cost of Year 2000 Remediation

     Based on its current information, without any system integrations with Boston Gas Company, Colonial believes the cost of its Year 2000 compliance could approximate $1.5 million. Substantially all of this would be incurred in the future. System integrations with Boston Gas could significantly decrease this amount.

                Risks of Year 2000 Issues and Contingency Plans

     Based on its current information, the Company anticipates that its mission critical systems (including hardware, software and embedded chips) which may not presently be capable of handling Year 2000 data, will be upgraded to be so capable or replaced by systems that are so capable by mid-year 1999. The Company believes its worst case Y2K scenario would be if the interstate pipelines transporting natural gas to its distribution system shut down or malfunctioned in a way that seriously affected gas pressures or volumes. The Company is in the process of assessing the Y2K readiness of those pipelines and also plans to develop a contingency plan by mid-year 1999 to avoid disruption of service to its customers and those of its subsidiary, Transgas. Pending Merger into Eastern Enterprises

   On October 17, 1998, the Company and Eastern Enterprises, a Massachusetts business trust ("Eastern"), entered into an Agreement and Plan of Reorganization which provides for the merger of the Company with and into a subsidiary of Eastern, as a result of which the Company will become a wholly-owned subsidiary of Eastern. Eastern's other subsidiaries presently include two other Massachusetts natural gas distribution companies, Boston Gas Company and Essex County Gas Company. Under the Agreement, the outstanding shares of the Company's common stock will convert into the right to receive cash and Eastern common stock as set forth in the Agreement. Completion of the merger is subject to approval of the Company's stockholders and, if required, Eastern's shareholders and receipt of satisfactory regulatory approvals, including approval of the Massachusetts Department of Telecommunications and Energy and the Securities and Exchange Commission and antitrust clearance.

Forward-Looking Information

   This report and other Company reports and statements issued or made from time to time contain forward looking statements which are subject to the inherent uncertainties in predicting future results and conditions. Certain factors that could cause actual results to differ materially from those projected in these forward looking statements include, but are not limited to, the ability to successfully integrate the operations of the Company with Eastern and its subsidiaries, variations in weather, changes in the regulatory environment, customer's preferences on energy sources, general economic conditions, increased competition, the ability of the Company to address Y2K non-compliant situations and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company.

PART II - OTHER INFORMATION

Item 5.  Other Information

      None

Item 6.  Exhibits and Reports on Form 8-K

a.   Exhibits
     10.1 Form of Employment Agreement* dated as of October 13, 1998 by and between Colonial Gas Company and its executives (individual agreements were executed by the Company with F. L. Putnam, Jr., F L. Putnam, III, C. W. Sawyer, N. Stavropoulos, J. P. Harrington and certain other officers).

     10.2 Employment Agreement* dated as of October 13, 1999 by and between Colonial Gas Company, Transgas Inc. and V. W. Baur.

     10.3 Colonial Gas Company Retention Bonus Plan* effective as of October 19, 1998.

     27   Financial Rate Schedule.

*   Management Contracts

b.   Reports on Form 8-K
     As reported on the Form 8-K filed by the Company with the Securities and Exchange Commission on October 21, 1998, the Company and Eastern Enterprises entered into an Agreement and Plan of Reorganization dated October 17, 1998, a copy of which is filed as an Exhibit to Form 10-K.

SIGNATURES




   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      COLONIAL GAS COMPANY
                                             (Registrant)


Date: November 10, 1998             s/F. L. Putnam, III
                                   F. L. Putnam, III
                                   President and Chief Executive Officer


Date: November 10, 1998             s/Nickolas Stavropoulos
                                   Nickolas Stavropoulos
                                   Executive Vice President - Finance,
                                   Marketing and Chief Financial Officer