Form 10-K
period 1998-12-31
COLONIAL GAS CO
filed 1999-03-02
CIK 60653

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

------------------------------------------------------------------------------
                                  FORM 10-K
------------------------------------------------------------------------------

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1998

------------------------------------------------------------------------------
                                      OR
------------------------------------------------------------------------------

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the transition period from                  to

      COMMISSION FILE NUMBER  0-10007

------------------------------------------------------------------------------
                             COLONIAL GAS COMPANY
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)
------------------------------------------------------------------------------

                        Massachusetts                       04-1558100
                  (State or other jurisdiction of        (I.R.S. Employer
                   incorporation or organization)      Identification Number)

                  40 Market Street, Lowell, Massachusetts        01852
                  (Address of principal executive offices)      (Zip Code)

------------------------------------------------------------------------------
Registrant's telephone number, including area code:  (978) 322-3000
------------------------------------------------------------------------------

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |X|

      The aggregate market value of the voting stock held by non-affiliates of the registrant as of January 31, 1999 was $309,761,917.

      The number of shares of the registrant's common stock outstanding as of January 31, 1999 was 8,914,012.

                     DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant's definitive proxy statement for the 1999 annual meeting of shareholders to be held on April 21, 1999 are incorporated by reference into Part III.

                             COLONIAL GAS COMPANY

        FORM 10-K ANNUAL REPORT FOR THE YEAR ENDING DECEMBER 31, 1998

                              TABLE OF CONTENTS




                                    PART I

Item 1.  Business                                                  3
Item 1A. Executive Officers of the Registrant                     11
Item 2.  Properties                                               12
Item 3.  Legal Proceedings                                        12
Item 4.  Submission of Matters to a Vote of Security Holders      12


                                   PART II

Item 5.  Market for Registrant's Common Stock and Related
         Stockholder Matters                                      13
Item 6.  Selected Financial Data                                  14
Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                      16
Item 8.  Financial Statements and Supplementary Data              23
Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure                      44


                                   PART III

Item 10. Directors and Executive Officers of the Registrant       44
Item 11. Executive Compensation                                   44
Item 12. Security Ownership of Certain Beneficial Owners
         and Management                                           45
Item 13. Certain Relationships and Related Transactions           45


                                   PART IV

Item 14. Exhibits, Financial Statement Schedules, and
         Reports on Form 8-K                                      45

                                    PART I

Item 1. Business

                                 THE COMPANY

      Colonial Gas Company ("Colonial" or the "Company"), a Massachusetts corporation formed in 1849, is primarily a regulated natural gas utility, or local distribution company ("LDC"). The Company serves over 154,500 utility customers in 24 municipalities located northwest of Boston and on Cape Cod. Through its subsidiary, Transgas Inc. ("Transgas"), the Company also provides over-the-road transportation of liquefied natural gas ("LNG"), propane and other commodities. The Company's corporate office is located at 40 Market Street, Lowell, Massachusetts 01852. The telephone number is (978) 322-3000.

     On October 17, 1998, the Company entered into an Agreement and Plan of Reorganization (the "Merger Agreement") with Eastern Enterprises ("Eastern"), a Massachusetts business trust which owns all of the outstanding stock of two other Massachusetts LDCs, Boston Gas Company ("Boston Gas") and Essex Gas Company ("Essex Gas"). The Merger Agreement provides for the merger of the Company with and into a subsidiary of Eastern, as a result of which the Company will become a wholly-owned subsidiary of Eastern (the "Pending Merger"). Pursuant to the Pending Merger, the outstanding shares of the Company's common stock would convert into the right to receive cash and Eastern common stock as set forth in the Merger Agreement. The Pending Merger was approved by shareholders of Colonial and Eastern at separate special shareholder meetings which were held on February 10, 1999. Completion of the Pending Merger is subject to receipt of satisfactory regulatory approvals, including approval of the Massachusetts Department of Telecommunications and Energy, the Securities and Exchange Commission, and antitrust clearance.

      The Company's combined natural gas distribution service areas in the Merrimack Valley region northwest of Boston and on Cape Cod cover approximately 622 square miles with a year-round population of approximately 500,000, which increases by approximately 350,000 during the summer tourist season on Cape Cod. The Company is serving approximately 51% of potential customers in its service areas. Of its 154,500 customers, approximately 90% are residential accounts. The Company added 4,700 firm sales customers in 1998. The Company's growth has been based on new residential construction in its service areas and conversions to gas from other energy sources for existing homes and businesses. Of the total number of new customers in 1998, 44% converted from other fuels and 56% were new construction.

     The Company's 1998 consolidated operating revenues were derived 67% from firm gas sales to residential customers, 29% from firm gas sales to commercial and industrial customers, 1% from non-firm customers, 2% from firm transportation customers and 1% from other revenues. For the year 1998, the Company had firm gas sales of 17,575 MMcf, of which 10,347 MMcf was sold in the Merrimack Valley area and 7,228 MMcf in the Cape Cod area. At December 31, 1998, 91% of the Company's residential customers used gas as their source of heating fuel. The demand for the products and services furnished by the Company is to a large extent seasonal, being greatest in the colder months.

      At December 31, 1998, the Company had 446 full-time-equivalent employees. Of those employees, 89 are covered by a collective bargaining agreement with the United Steelworkers of America which expires in April 2001 and 71 are covered by a separate collective bargaining agreement with the United Steelworkers of America which expires in February 2000. In addition, Transgas employs 53 full-time employees of which a total of 38 are covered by two separate collective bargaining agreements with the International Brotherhood of Teamsters
- one for drivers and one for mechanics. The drivers agreement expires in June 1999 while the mechanics agreement expires in July 1999.


               GAS SUPPLY, TRANSPORTATION AND STORAGE RESOURCES

      The  Company  and  other  LDCs have  traditionally  been  responsible  for overseeing the gas supplies, pipeline transportation and storage resources required to serve their firm sales customers. As discussed below in "Regulatory Matters", pursuant to a February 1999 order by the Massachusetts Department of Telecommunications and Energy ("DTE") on unbundling procedures, each Massachusetts LDC will retain this responsibility for a transition period that will be up to five years in duration. Generally, LDCs pay negotiated prices for pipeline-transported supplies and tariffed rates approved by the Federal Energy Regulatory Commission ("FERC") for pipeline transportation and storage.

      As a result of the DTE's recent unbundling orders and directives outlined below in "Regulatory Matters", the Company anticipates that the proportion of gas entering its distribution system that is supplied by third party suppliers will increase and that it will be required to transfer some of its upstream resources to those third party suppliers. The Company does not expect that these unbundling changes will have a material financial impact on its business during the transition period.

      The following table shows the Company's sources of firm supply available to meet its gas requirements and the actual components of gas sendout for each of the last three years:

                                    1998           1997           1996
                                MMcf(a)  %     MMcf(a)  %     MMcf(a)  %

Firm Pipeline Transportation
   Capacity                      30,313       30,313        30,313
                                 ======       ======        ======

Firm Gas Supply Sources
   Contracts for Pipeline-
      Transported  Gas (b)       18,473  73   18,818    75  18,698    71
   LNG contracts                  2,911  12    2,616    10   4,150    15
   Storage inventory at
     January 1 (c)                3,741  15    3,754    15   3,614    14
                                  -----  --    -----    --   -----    --
      Total Available            25,125 100   25,188   100  26,462   100
                                 ====== ===   ======   ===  ======   ===

Gas Sendout
   Pipeline-Transported
      Supplies (d)               15,100  79   14,763    72  15,115    72
   Supplemental Supplies:
      Underground storage        2,500   13    3,605    17   3,346    16
     LNG-as liquid                 704    4      680     3   1,067     5
     LNG-as vapor                  692    4    1,680     8   1,528     7
     Propane-air                     2    -        5      -      1     -
      Total Sendout             18,998  100   20,733   100  21,057   100
                                ======  ===   ======   ===  ======   ===


Ratio of available firm supply
   to sendout (e)                     1.32         1.21          1.26

-------------------------
  (a) The term "MMcf" means one million cubic feet of vapor or vapor equivalent.

  (b) The Company's firm supply purchase contracts are structured to enable the Company to purchase volumes equivalent to the total amount of its firm pipeline transportation capacity during the winter or peak demand season, but less than total firm pipeline capacity during the off-peak season. Accordingly, the total supply purchase contract volumes shown are less than total firm transportation capacity for 1998, 1997 and 1996.

  (c) The Company's storage inventory is drawn down and refilled throughout the year depending upon the availability and price of gas sources and upon the requirements of the Company's customers. The Company's current underground storage capacity is 4,674 MMcf.

  (d) Includes firm and spot volumes.

  (e) The Company's ratio of available firm supply to sendout was determined by dividing total firm gas supply sources by total sendout.

      The Company's current portfolio is designed to meet the gas requirements of its firm sales customers for the foreseeable future. Upon completion of the Pending Merger, the Company's portfolio will be integrated into the portfolios of Boston Gas and Essex Gas in order to enhance efficiencies and reliability for the natural gas sales customers of Eastern's gas distribution subsidiaries.

Additional   information  concerning  the  Company's  firm  gas  supply  related resources is set forth below.

Merrimack Valley Service Area Resources

      The Company maintains several contracts with the Tennessee Gas Pipeline Company ("Tennessee") for the firm transportation by interstate pipeline of a total of up to 48,496 Mcf per day of gas from gas production areas to the Company's Merrimack Valley distribution system. Of this volume, 4,000 Mcf per day can be delivered on a firm basis to the Company's Cape Cod service area. These interstate pipeline transportation contracts with Tennessee have varied expiration dates of between November 1, 2000 and April 1, 2013. The supply purchase contracts for the gas to be shipped under these interstate pipeline transportation contracts are also firm, and are generally entered into for terms of one year or less, with renewal options for additional one year terms. In addition, the Company contracts for underground storage service which, in conjunction with other Tennessee firm transportation contracts, provide up to an additional 23,587 Mcf per day of firm deliverability in the winter season. The underground storage contracts expire on March 31, 2000 and the associated transportation contracts expire on November 1, 2000. To supplement these capabilities during the winter season, the Company's Merrimack Valley service area has on-system LNG and propane-air facilities which have an aggregate sendout capacity of approximately 76,100 Mcf per day.

Cape Cod Service Area Resources

      The Company maintains several contracts with Algonquin Gas Transmission Company ("Algonquin") for the firm transportation by interstate pipeline of a total of up to 45,368 Mcf of gas per day delivered to the Company's Cape Cod distribution system. These transportation contracts have varied expiration dates of between April 30, 2012 and October 31, 2013. The Company also maintains multiple upstream firm transportation contracts from gas production areas to the Algonquin pipeline, as well as upstream storage service contracts, on seven other interstate pipelines. These upstream contracts have varied expiration dates of between October 31, 2000 and October 31, 2013. As with the Merrimack Valley system, the supply purchase contracts for gas to be shipped under firm interstate pipeline transportation contracts to the Cape Cod distribution system are also firm and are generally entered into for terms of one year or less, with renewal options for additional one year terms. The Company also operates on-system facilities in the Cape Cod service area capable of providing approximately 30,000 Mcf per day of sendout during the winter season.


                              REGULATORY MATTERS

      The Company is a public utility subject to the jurisdiction and regulatory authority of the DTE with respect to its rates as well as to the issuance of securities, franchise territory and other related matters. In July 1997, the DTE directed all investor-owned LDCs to work toward unbundling their rates and services in order to make supplier choice available to all their customers. Unbundled rates provide separate charges for (1) gas supply and (2) gas delivery across the LDC's distribution system. Unbundled service involves a customer itself contracting for gas supply to be brought to the LDC's system, and then paying the LDC for the delivery of that supply to its home or business.

      In November, 1998, the Company's unbundled rates took effect and the DTE approved an agreement among LDCs (including the Company) and third party suppliers that sets forth standard procedures for serving customers who elect to buy gas supply from a third party supplier. In February, 1999, the DTE directed that, for a transition period up to five years in duration: (a) LDCs must retain the obligation to plan for and procure all upstream pipeline resources required to serve their firm sales customers; and (b) any third party supplier seeking to sell gas supply to an LDC's customers must acquire from the LDC, at full cost, the slice of the LDC's upstream resources that the LDC had used to serve those customers. The DTE will reevaluate upstream market conditions at the end of the first three years of the transition period to determine if the directives should be modified. As referenced above in "Gas Supply, Transportation and Storage Resources", the Company does not expect that these unbundling changes will have a material financial impact on its business during the transition period.

      In 1998, the DTE conducted an industry-wide proceeding on the calculation of lost margins that gas companies are allowed to recover as a result of their conservation or demand side management ("DSM") programs. The Company has been using a calculation method, approved by the DTE in previous individual Company filings, based on the useful life of installed conservation measures. As of this date, the DTE has not yet issued its decision in the industry-wide proceeding. The decision could result in a shortening of the time period for calculating lost DSM margins to less than the full useful life of installed measures. A shortening of the period would result in some decrease in operating revenues, but it is uncertain at this time whether or by how much the period would be shortened and, therefore, what impact it would have on the Company.

      In Massachusetts, LDCs utilize a cost of gas adjustment clause ("CGAC") to pass through to firm sales customers, via their monthly gas bill, the costs incurred by the companies in procuring and transporting gas to the companies distribution systems. No mark-up is allowed on those costs, i.e. the LDCs earn no margin or profit from selling gas supply (instead, margins are earned from the LDC's distribution or delivery service).

      With the effectiveness of unbundled rates, Colonial, as well as other Massachusetts LDCs use a Local Distribution Adjustment Clause ("LDAC") which provides for the recovery of certain other costs from all firm customers, regardless of whether they purchase their gas supply from Colonial. These costs include: environmental response costs (see "Environmental Matters" below), FERC Order 636 transition costs, DSM program costs, DSM related lost margins, and certain unbundling costs. These costs were previously recovered through the CGAC.

      In connection with the Pending Merger, the Company has filed a proposed rate plan with the DTE. The rate plan proposes a 2.2% reduction in the total burner-tip price paid by the Company's firm sales customers in the first full year following the merger. In addition, the rate plan would establish a ten-year freeze in the Company's base (i.e. distribution service) rates and would afford Eastern and Colonial a reasonable opportunity to recover merger-related costs. Prior to this pending rate plan proposal, the Company had made only two base rate filings with the DTE since 1984. Its most recent previous filing was made in 1993 and resulted in a base rate increase designed to generate additional revenues of $6.7 million or 3.9 percent annually effective November 1, 1993.

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


                                 COMPETITION

      As discussed above, pursuant to recent DTE directives, the Company has unbundled its rates and is in the process of unbundling its services so that all customers can have the opportunity to choose their supplier of natural gas. Under these directives, natural gas provided to customers in the Company's franchise areas (whether supplied by the Company or third party suppliers) will continue to be delivered to customers through the Company's distribution system.

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

      Working with the Massachusetts Department of Environmental Protection, the Company is engaged in site assessments and evaluation of remedial options for contamination that has been attributed to the Company's former gas manufacturing site and at various related disposal sites. During 1990, the DTE ruled that Colonial and eight other Massachusetts gas distribution companies can recover environmental response costs related to former gas manufacturing operations over a seven-year period, without carrying costs, through the CGAC. Through December 31, 1998, the Company had incurred environmental response costs of $12,582,000 of which $8,949,000 has been recovered from customers to date.

      As of December 31, 1998, the Company has recorded on the balance sheet a long-term liability of $200,000 and, based upon anticipated rate recovery, has recorded a corresponding regulatory asset. This amount represents estimated future response costs for these sites based on the Company's preferred methods of remediation. Actual environmental response costs to be incurred depends on various factors, and therefore future costs may differ from the amount currently recorded as a liability.

                                TRANSGAS INC.

      Transgas primarily provides over-the-road transportation of liquefied natural gas ("LNG"), propane and other commodities. In 1998, Transgas provided such service to approximately 24 commercial and gas utility customers located in the eastern half of the United States. Transgas also provides a highly specialized LNG portable pipeline service, which permits gas utilities and pipeline companies to provide a continuous supply of natural gas to communities when pipeline gas is interrupted for scheduled or emergency shutdowns or when supplemental supplies are required during periods of peak winter demand. Transgas is subject to various federal and state regulations applicable to motor carriers of hazardous materials.

      Transgas had revenues of $3,723,000 in 1998. Approximately 61% of Transgas' revenue in 1998 was derived from transporting LNG from Distrigas of Massachusetts Corporation's import terminal, located in Everett, Massachusetts. Transgas' revenues decreased $1,806,000, or 33%, compared to 1997 due primarily to a decrease in the demand for transportation of LNG which occurred for most of the year. The decrease was primarily due to the warmer than normal weather in the winter of 1997-98.

      Transgas provides over-the-road transportation services by utilizing a fleet of 40 tractors. Transgas owns 60 trailers which are specifically designed for the transportation of LNG and other cryogenic liquids. Transgas also leases 16 LNG trailers. In addition, Transgas owns 5 trailers which are designed for the transportation of propane. Transgas also leases 6 propane trailers. In addition to the equipment described above, Transgas also has 14 portable LNG vaporizer trailers, as well as 2 flat bed trailers and 2 van trailers.

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

                                                           Affiliated with
    Name and Age              Position with Company        Company Since

Frederic L. Putnam,           Chairman and Senior
  Jr. (74)                      Executive Officer               1953
Frederic L. Putnam,           President and Chief Executive
   III (53)                     Officer                         1975
Charles W. Sawyer (53)        Executive Vice President and
                                Chief Operating Officer         1976
Nickolas Stavropoulos (41)    Executive Vice President
                                - Finance, Marketing, and
                                Chief Financial Officer         1979
John P. Harrington (56)       Senior Vice President - Gas
                                Supply and Assistant to the
                                President                       1966
Victor W. Baur (55)           President - Transgas Inc.         1972
Dennis W. Carroll (52)        Vice President and Treasurer      1990


      Mr. Putnam, Jr. has been Chairman of the Board of Directors since 1981 and the Senior Executive Officer since February 1995 and before that the Chief Executive Officer since 1977. He has also been a Director since 1973.

      Mr. Putnam, III, the son of F. L. Putnam, Jr., has been President and Chief Executive Officer since February 1995. He had been President since May
1994, Executive Vice President and General Manager from April 1993 until May 1994 and before that Vice President and General Manager from August 1989 until April 1993. He has also been a Director since November 1991.

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

      Mr. Baur has been President of Transgas Inc. since July 1990. He has been a Director of the Company since August 1993.

      Mr. Carroll has been Vice President and Treasurer since August 1990.

      These officers hold office until the next annual meeting of the Board of Directors or until their successors are duly elected and qualified, subject to earlier removal.

Item 2. Properties.

      The Company has two principal operations centers and two principal LNG storage facilities. One of these storage facilities is located in Tewksbury, Massachusetts and has a capacity of approximately 1,000,000 Mcf of LNG and the other is located in South Yarmouth, Massachusetts and has a capacity of approximately 175,000 Mcf of LNG. In general, the Company's gas production and storage facilities, metering and regulation stations and operations centers, are located on land it owns. In addition, the Company owns its corporate headquarters, a 36,000 square foot office facility in Lowell, Massachusetts.

      The Company's distribution mains of approximately 3,129 miles are located within public highways under franchises or permits from state or municipal authorities, or on land owned by others under easements or licenses from the owners. The Company's first mortgage bonds are collateralized by utility property.

      Management believes that the Company's properties are adequate for the conduct of its business for the reasonably foreseeable future.

Item 3. Legal Proceedings.

      See Item 1, "Business--Environmental Matters" above, which is incorporated herein.

Item 4. Submission of Matters to a Vote of Security Holders.

      A Special Meeting of Shareholders of the Company was held on February 10, 1999. At that Special Meeting, the shareholders voted to approve the Agreement and Plan of Reorganization dated as of October 17, 1998 between Colonial Gas Company and Eastern Enterprises, with 6,727,284 shares voting for and 217,193 shares voting against or withholding authority.

                                   PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters.

      Colonial Gas Company's Common Stock is traded on the New York Stock Exchange under the ticker symbol CLG. Prior to September 18, 1997, the Company's Common Stock was traded on the Nasdaq Stock Market. At December 31, 1998, there were approximately 15,000 shareholders of the Company's Common Stock, including 4,721 shareholders of record.

Market Prices and Dividends

The following table reflects the high and low sales prices as reported by the New York Stock Exchange (since the third quarter of 1997) and Nasdaq Stock Market, for shares of the Company's Common Stock for 1998 and 1997, and the quarterly dividends paid per share.

                                      Sales Prices       Dividends
                                    High       Low    Paid per Share

1998

The Year                         $35.438    $26.500      $1.370
4th  Quarter                      35.438     28.000        .345
3rd  Quarter                      30.000     27.125        .345
2nd  Quarter                      29.250     26.500        .345
1st  Quarter                      29.500     26.500        .335

1997

The Year                         $30.063    $19.250      $1.330
4th  Quarter                      30.063     23.688        .335
3rd  Quarter                      25.250     20.500        .335
2nd  Quarter                      22.750     19.250        .335
1st  Quarter                      24.000     20.000        .325

Item 6. Selected Financial Data.


FINANCIAL AND OPERATING STATISTICS
(For the Years Ending December 31)        1998          1997          1996          1995          1994
Operating Revenues (In Thousands)

Residential - Sales ..............    $113,008      $121,649      $108,879      $103,991      $104,812
Commercial and industrial - Sales       48,112        59,163        54,324        52,926        56,358
Firm transportation ..............       2,643         1,941         1,843         1,294         1,210
Non-firm sales ...................       1,809         2,530         2,985         3,745         2,429
Non-firm transportation ..........         632           631           453           424           401
Other ............................       1,774         1,226         1,394         1,288           117
                                         -----         -----         -----         -----           ---
     Total operating revenues ....    $167,978      $187,140      $169,878      $163,668      $165,327
                                      ========      ========      ========      ========      ========
Gas Sold (MMcf)
Residential ......................      11,390        12,492        12,094        11,361        11,190
Commercial and industrial ........       6,185         7,505         7,469         7,199         7,526
Non-firm .........................           7            62           648         1,148           729
                                             -            --           ---         -----           ---
     Total gas sales .............      17,582        20,059        20,211        19,708        19,445
Gas Transported (MMcf)
Firm .............................       4,797         3,278         3,918         2,537         6,090
Non-firm .........................       2,646         3,791         2,671         3,224         4,185
                                         -----         -----         -----         -----         -----
     Total gas transported .......       7,443         7,069         6,589         5,761        10,275
                                         -----         -----         -----         -----        ------
     Total gas sold and transported     25,025        27,128        26,800        25,469        29,720
                                        ======        ======        ======        ======        ======
Gas Purchased (MMcf)
Pipeline .........................      15,100        14,763        15,115        14,659        14,392
Underground storage ..............       2,500         3,605         3,346         3,270         3,112
LNG - as liquid ..................         704           680         1,067           844         1,129
LNG - as vapor ...................         692         1,680         1,528         1,574         1,236
Propane ..........................           2             5             1             8            25
                                             -             -             -             -            --
     Total gas purchased .........      18,998        20,733        21,057        20,355        19,894
Company use and other ............      (1,416)         (674)         (846)         (647)         (449)
                                          ----          ----          ----          ----          ----
     Available for sale .........       17,582        20,059        20,211        19,708        19,445
                                        ======        ======        ======        ======        ======

Customers - End of period (a)
Residential ......................     139,575       135,655       130,161       126,323       122,024
Commercial and industrial ........      14,725        14,100        13,565        13,387        13,018
Firm transportation ..............         175            30            19            11             8
Non-firm sales ...................          10            22            25            27            21
Non-firm transportation ..........          15            15             5             2             2
                                            --            --             -             -             -
     Total customers - end of ....     154,500       149,822       143,775       139,750       135,073
                                       =======       =======       =======       =======       =======
period
Average Annual Mcf Sold/Customer
Residential ......................          83            94            94            91            96
Commercial and industrial ........         429           543           554           545           584
Average Annual Bill/Customer
Residential ......................   $     821     $     915     $     849     $     837     $     900
Commercial and industrial ........   $   3,338     $   4,277     $   4,031     $   4,009     $   4,375
Average Revenue/Mcf
Residential ......................   $    9.89     $    9.73     $    9.03     $    9.20     $    9.37
Commercial and industrial ........   $    7.78     $    7.88     $    7.27     $    7.35     $    7.49
Residential Heating Customers as a
     % of all Residential Customers         91%           91%           90%           90%           90%
Highest Daily Sendout (Mcf) ......     169,088       183,063       170,984       199,275       204,896
Percent Colder (Warmer) than
20-year average ..................       (11.8)%         1.1%          3.0%         2.4%          5.0%


-----------------------------------------------------------------------------
(a)Customer count data has been updated for the years 1994-1997 due to the implementation in 1998 of a new customer billing system, and its improved customer count methodology.

SELECTED FINANCIAL DATA

(For the Years Ending December 31)
(In Thousands Except Per Share Amounts)
                                   1998     1997     1996     1995     1994
Balance Sheet Data:
Assets:
Utility property - net         $292,213 $274,532 $250,983 $235,555  $221,685
Non-utility property - net        7,129    7,312    5,925    5,036     3,479
Capital leases - net              1,583    2,630    1,811    2,253     2,948
Current assets                   67,568   67,967   67,558   61,002    65,568
Deferred charges and other
     assets                      32,511   36,550   38,135   38,575    37,668
                                 ------   ------   ------   ------    ------
      Total                    $401,004 $388,991 $364,412 $342,421  $331,348
                               ======== ======== ======== ========  ========
Capitalization and Liabilities:
Capitalization:
Common equity                  $128,922 $122,132 $113,906 $105,070  $ 99,175
Long-term debt                  120,000  100,102   95,266   75,418    77,923
                                -------  -------   ------   ------    ------
      Total Capitalization      248,922  222,234  209,172  180,488   177,098
Capital lease obligations           963    1,617      930    1,359     2,237
Current liabilities              89,583  102,508   94,169  101,666    91,382
Deferred credits and reserves    61,536   62,632   60,141   58,908    60,631
                                 ------   ------   ------   ------    ------
      Total                    $401,004 $388,991 $364,412 $342,421  $331,348
                               ======== ======== ======== ========  ========

Income Statement Data:
Operating revenues             $167,978 $187,140 $169,878 $163,668  $165,327
Cost of gas sold                (88,127)(102,455) (87,188) (83,631)  (87,458)
                                ------- --------  -------  -------   -------
Operating margin                 79,851   84,685   82,690   80,037    77,869
Operating expenses (including
     income taxes)              (58,993) (61,829) (60,536) (58,512)  (60,331)
                                -------  -------  -------  -------   -------
Utility operating income         20,858   22,856   22,154   21,525    17,538
Other income - net of
     income taxes                 1,290    1,218    3,033    1,509     1,880
Merger-related expenses - net
     of income taxes             (1,126)       -        -        -         -
Interest and debt expense        (8,734)  (8,034)  (8,709)  (9,270)   (8,409)
                                 ------   ------   ------   ------    ------
Net income                     $ 12,288  $16,040  $16,478  $13,764   $11,009
                               ========  =======  =======  =======   =======

Capitalization Ratios:
Common equity                       52%      55%      54%      58%      56%
Long-term debt                      48%      45%      46%      42%      44%

Common Stock Data:
Average shares outstanding        8,781    8,598    8,432    8,294     8,119
Basic earnings per share          $1.40    $1.87    $1.95    $1.66     $1.36 (a)
Dividends paid per share:         $1.37    $1.33    $1.295   $1.275   $1.255
Dividend payout rate                 98%      71%      66%      77%      92%
Book value per share             $14.48   $14.06   $13.37   $12.56    $12.05
Dividends as a percent of
     book value                       9%       9%      10%      10%      10%
Market price per share            $34.88   $28.81   $21.25   $20.25   $19.25
Market price as a percent
     of book value                   241%     205%     159%     161%     160%
Return on average common equity      9.8%    13.6%    15.1%    13.5%    11.4%
(a) 1994 is after a restructuring charge of $.24 per share.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

Net Income and Dividends
Net income and basic earnings per share were $12,288,000 ($1.40), $16,040,000 ($1.87), and $16,478,000 ($1.95) for the years ended December 31, 1998, 1997, and 1996, respectively.
   Net income was unfavorably impacted by significantly warmer than 20-year average temperatures in 1998, and favorably impacted by colder than 20-year average temperatures in 1997 and 1996. This is summarized as follows:

                                                   1998     1997     1996
                                                   ----     ----     ----
Percent colder (warmer) than 20-year average       (11.8%)  1.1%     3.0%

Percent colder (warmer) than prior year            (12.8%)  (1.8%)   0.6%

Other items  which had an impact on net income are  discussed  below.
     Dividends paid per common share were $1.37 in 1998, $1.33 in 1997 and $1.295 in 1996. The Company has paid dividends for 62 consecutive years, and has increased dividends each year for the past 19 years.


Operating Revenues
Operating  revenues  were  $167,978,000  in  1998,   $187,140,000  in  1997  and
$169,878,000 in 1996. Operating revenues are impacted by the volumes of gas sold and transported, changes in base rates as approved by the Massachusetts Department of Telecommunications & Energy ("DTE"), and changes in gas costs to customers via a cost of gas adjustment clause ("CGAC").
   The volumes of gas sold and transported are affected by fluctuations in weather and the number of customers being served. Firm customers increased by 14,500 over the last three years from 140,000 in December 1995 to 154,500 in December 1998, an increase of 10.4%. The chart below summarizes volumes of gas sold and transported and number of firm customers:

                                                   1998     1997     1996
                                                   ----     ----     ----
(In MMcf)
Gas sold
    Firm                                         17,575    19,997   19,563
    Non-Firm                                          7        62      648
Gas transported
    Firm                                          4,797     3,278    3,918
    Non-Firm                                      2,646     3,791    2,671
                                                  -----     -----    -----
           Total gas sold and transported
           (In MMcf)                             25,025    27,128   26,800
                                                 ======    ======   ======

Firm Customers                                  154,500   150,000  144,000
                                                =======   =======  =======

   Operating revenues decreased $19,162,000, or 10.2%, from 1997 to 1998. This decrease resulted from weather which was 11.8% warmer than normal and 12.8% warmer than last year, and lower gas costs, partially offset by customer growth of 3.1%.

   Operating revenues increased $17,262,000, or 10.2%, from 1996 to 1997. This increase resulted from customer growth of 4.2% and higher gas costs, despite weather which was 1.8% warmer than the prior year.

Cost of Gas Sold
Average cost of gas sold per Mcf was $4.98 in 1998, $5.08 in 1997 and $4.29 in 1996. Cost of gas sold is impacted by changes in sales volumes, the price and mix of gas purchased and used to satisfy demand, and profits from non-firm sales and transportation (substantially all of which flow back to firm sales customers as a credit through the CGAC).

Operating Expenses
Operations expense was $27,793,000 in 1998, a decrease of $2,251,000, or 7.5%, from 1997, and $30,044,000 in 1997, a decrease of $328,000, or 1.1%, from 1996.
The significant decrease in operations expense in 1998 was due primarily to a one-time decrease in the reserve for uncollectable accounts of approximately $1,137,000 -- a direct result of the unbundling of the Company's rates on November 1, 1998. As of that date, the gas supply or commodity component of bad debt expense is being recovered through the cost of gas adjustment clause, thereby decreasing the Company's bad debt expense by approximately 50%. Other factors which impacted the decrease in operations expense in 1998 were lower bad debt expense in general, lower pension costs and lower insurance expenses.
   Maintenance expense increased $291,000, or 6.5%, in 1998 from 1997 and increased $27,000, or 0.6%, in 1997 from 1996. The increase in 1998 was primarily due to increased labor costs.
   Depreciation and amortization expense increased $1,386,000 or 11.5%, in 1998 and $821,000 or 7.3% in 1997. The increase in 1998 was due to an increase in utility property and the completion of significant software systems. The increase in 1997 was due to an increase in utility property.
   Local property and other taxes decreased 2.0% in 1998 from 1997 and decreased 2.1% in 1997 from 1996. The decreases in 1998 and 1997 were due to reduced property taxes, based on lower tax rates and abatements.

Income Taxes
Total Federal income and state franchise taxes decreased $2,156,000, or 21.6%, in 1998 from 1997 due to a lower level of income from utility operations, and increased $884,000, or 9.7%, in 1997 from 1996 as a result of a higher level of income for the utility operations.

Other Operating Income (Expense)
Other operating income (expense) net of income taxes was $393,000 in 1998, $645,000 in 1997 and $2,276,000 in 1996. Other operating income primarily includes the results of the Company's wholly-owned energy trucking subsidiary (Transgas Inc.). Also included are heating and water heating equipment sales and installations.
   Transgas' 1998 financial results were driven by a 37% decrease in liquefied natural gas ("LNG") hauls leading to a $1,806,000 decrease in energy trucking revenue and a $294,000 decrease in energy trucking net income. This decrease in demand of transportation of LNG occurred for most of the year and was primarily due to the warmer than normal weather in the winter of 1997-98.

   Transgas' 1997 financial results were driven by a 50% decrease in LNG hauls leading to a $5,502,000 decrease in energy trucking revenue and a $1,699,000 decrease in energy trucking net income. This decrease in demand of transportation of LNG occurred for most of the year and was primarily due to the warmer than normal weather in the first quarter of 1997.
   Factors potentially affecting the future financial results of Transgas, in addition to the impact of weather variations, include the amount of LNG used by local distribution companies throughout the northeast United States to satisfy requirements of their customers; the price of domestic and Canadian natural gas compared to imported LNG; the continued availability of imported LNG; and the level of construction and major maintenance projects of interstate pipeline companies which drives the demand for portable pipeline services.

Non-Operating Income, Net
Non-operating income, net of income taxes, was $897,000 in 1998, $573,000 in 1997 and $757,000 in 1996. Non-operating income includes allowance for funds used during construction, interest income and miscellaneous other income.

Merger Related Expenses, Net
The Company recorded $1,126,000 of after-tax merger related expenses in 1998. These costs are associated with the Company's pending merger with Eastern Enterprises.

Interest and Debt Expense
Interest and debt expense increased $700,000, or 8.7% in 1998 from 1997. The increase in 1998 was due to increased short-term borrowing balances. Interest and debt expense decreased $675,000, or 7.7%, in 1997. This was due to decreased levels of short-term debt and greater interest income on higher balances of regulatory assets, which offset interest expense. These were partially offset by an increase in interest on long-term debt.


Effects of Inflation
Inflation generally has a negative impact upon the Company's profitability since the rates charged to the Company's utility customers, excluding changes in the cost of gas sold, cannot be increased without formal proceedings before the DTE. Changes in the cost of gas sold are automatically reflected in customer rates pursuant to semi-annual adjustments under the CGAC. In the absence of authorized rate increases, the Company must look to increased productivity and higher sales volumes to offset inflationary increases in its other costs of operations. The present regulatory process permits the Company to earn a rate of return based on the historical cost of utility property without recognition of the current replacement cost. The Company's policy is to file for an increase in rates only when increases in productivity and customers are not sufficient to counteract the impact of inflation.

Regulatory Matters
For the impact of regulatory matters on the Company's operations, please refer to the "Regulatory Matters" section of Item 1 of this report, which is also incorporated by reference herein.

Environmental Matters
For the impact of environmental matters on the Company's operations, please refer to the "Environmental Matters" section of Item 1 of this report, which is also incorporated by reference herein.


LIQUIDITY AND CAPITAL RESOURCES

Operating Activities
The Company's liquidity is affected by its ability to generate funds from operations and to access capital markets. The Company's operations are seasonal with its cash flow reflecting this seasonality. The Company typically generates approximately 70 to 80 percent of its annual operating revenues during the November through April heating season, which results in a high level of cash flow from operations from late winter through early summer. As a result of this seasonality, the Company's liquidity can be affected by significant variations in weather. Short-term borrowings are highest during the fall and early winter months due to the completion of the annual construction program and seasonal working capital requirements.

Investing Activities
The Company invests in property, plant and equipment to improve and protect its distribution system, and to expand its system to meet customer demand. Utility capital expenditures were $31,093,000 in 1998, $35,788,000 in 1997, and
$26,875,000 in 1996. The Company's long-range plan calls for annual utility expenditures averaging $27,000,000 over the next five years of which over 56% is budgeted for new business.



(In Thousands)                 1999      2000       2001       2002       2003
-------------------------------------------------------------------------------
Distribution                 $23,100    $23,800    $24,700    $25,600    $26,500
Production                       100        400        300        900        100
Information Systems            3,100      2,400        500        400        300
Automated Meter Reading          300        300        300        200        300
General                          300        300        300        300        300
                                 ---        ---        ---        ---        ---
   Total Capital             $26,900    $27,200    $26,100    $27,400    $27,500
                             =======    =======    =======    =======    =======
Expenditures

Financing Activities
   The Company has raised permanent capital during the last three years as follows:

(In Thousands)                               1998      1997         1996
                                             ----      ----         ----
Common Stock Under Dividend Reinvestment
   and Common Stock Purchase Plan and
   Employee Savings Plan                    $6,541      $3,621      $3,277
   Medium term notes under the first
        mortgage indenture                 $40,000     $15,000     $30,000

   Long-Term Debt instruments maturing during the years 1999 through 2003 total $102,000 in 1999, $0 in 2000, 2001 and 2002 and $10,000,000 in 2003. Long-term debt with a principal amount of $15 million, which is due in 2027, can be redeemed by the holder in 2002.
   The Company has a $75 million credit facility expiring in September 2000, which allows it to meet its seasonal working capital needs. Up to $30 million of the credit facility can be used by the Company's gas inventory trust. The credit facility allows the Company the option to borrow under any one of three alternative rates.
   The equity and debt components of the Company's capital structure at year-end is shown in the table below:
                                                 1998     1997    1996
                                                 ----     ----    ----
Equity                                            52%      55%    54%
Long-Term Debt                                    48%      45%    46%

   As of April 1998, the quarterly dividend paid on the Company's Common Stock was increased to $.345 per share or an annualized dividend rate of $1.38 per share.


YEAR 2000

State of Readiness
     The Company's merger with Eastern Enterprises is expected to be completed by mid-year 1999 and in connection with that pending merger, the Company anticipates addressing certain Year 2000 ("Y2K") issues through system integrations with Boston Gas Company, Eastern's largest gas utility subsidiary. The Company has established, in concert with Boston Gas, a specialized Y2K program team that is implementing a systematic program of inventory, assessment and remediation. Information technology ("IT") systems and embedded chip systems which are "mission critical", i.e. those which would have a significant adverse impact on the operation of the core business of the Company and its subsidiary, Transgas, in the event of a Y2K problem, have been identified. It is anticipated that any necessary testing, upgrading, replacement or other remediation of mission critical IT systems will be completed by the end of the second quarter of 1999. Other "less than critical" IT systems are also scheduled to be checked and tested and/or upgraded, as required, by the end of the second quarter of 1999.

   With respect to embedded chip systems, the Company has completed its inventory and is finalizing its assessment and action plan. Testing, upgrading, replacement or other remediation of embedded chips is being scheduled and is anticipated to be completed by the end of the third quarter of 1999.
   The Company has identified critical third party vendor relationships and is working on determining the Y2K readiness of such vendors. This critical vendor component of the Company's Y2K program is scheduled for completion by the end of the second quarter of 1999. Notwithstanding the Company's efforts with third parties, there can be no assurance that the systems of third parties on which the Company's systems rely will be timely converted or that any such failure to convert by a third party would not have an adverse effect on the Company's operations.


Cost of Year 2000 Remediation
   Based on its current information, without any system integrations with Boston Gas, the Company believes the cost of its Y2K compliance would approximate $1.5 million. With the system integrations expected with Boston Gas, the Company anticipates actual Y2K remediation costs to be significantly lower than this amount. Substantially all Y2K remediation costs are expected to be incurred in 1999.

Risks of Year 2000 Issues and Contingency Plans
   Given its efforts to minimize the risk of Y2K failure by its internal systems and its distribution network control systems, the Company believes its worst case scenario would involve failures by a pipeline supplier or by telecommunications, electricity or banking services. A short term interruption in pipeline supplies would require the utilization of locally-stored liquefied natural gas supplies. A telecommunications or electric outage would require the Company to enact business contingency and disaster recovery measures to enable the continuation of service to its customers.
   The Company has initiated the development of a business contingency plan concerning Y2K risks to its internal systems, embedded chips and significant suppliers. Business processes are expected to be assessed and prioritized by the end of the first quarter of 1999. Detailed plans for critical business processes are expected to be developed and tested by the end of the third quarter of 1999.

PENDING MERGER WITH EASTERN ENTERPRISES

     On October 17, 1998, the Company entered into an Agreement and Plan of Reorganization (the "Merger Agreement") with Eastern Enterprises ("Eastern"), a Massachusetts business trust which owns all of the outstanding stock of two other Massachusetts LDC's, Boston Gas Company ("Boston Gas") and Essex Gas Company ("Essex Gas"). The Merger Agreement provides for the merger of the Company with and into a subsidiary of Eastern, as a result of which the Company will become a wholly-owned subsidiary of Eastern (the "Pending Merger"). Pursuant to the Pending Merger, the outstanding shares of the Company's common stock would convert into the right to receive cash and Eastern common stock as set forth in the Merger Agreement. The Pending Merger was approved by shareholders of Colonial and Eastern at separate special shareholder meetings which were held on February 10, 1999. Completion of the Pending Merger is subject to receipt of satisfactory regulatory approvals, including approval of the Massachusetts

Department of Telecommunications and Energy, the Securities and Exchange Commission, and antitrust clearance.


FORWARD LOOKING INFORMATION

This report and other Company reports contain forward looking statements which are subject to the inherent uncertainties in predicting future results and conditions. Certain factors that could cause actual results to differ materially from those projected in these forward looking statements include, but are not limited to, variations in weather, changes in the regulatory environment, customers' preferences on energy sources, general economic conditions, increased competition and other uncertainties, all of which are difficult to predict, and many of which are beyond the control of the Company.

Item 8. Financial Statements and Supplementary Data.

                        Index to Financial Statements

Consolidated Statements of Income....................................25

Consolidated Balance Sheets..........................................26

Consolidated Statements of Cash Flows................................28

Consolidated Statements of Common Equity.............................29

Notes to Consolidated Financial Statements...........................30

Report of Independent Certified Public Accountants...................42

Report of Management.................................................43

                      [This page intentionally left blank]

                             COLONIAL GAS COMPANY
                      CONSOLIDATED STATEMENTS OF INCOME

                                                 Year Ended December 31,
(In Thousands Except Per Share Amounts)          1998        1997         1996
                                                 ----        ----         ---

Operating Revenues .........................   $167,978    $187,140    $169,878
Cost of gas sold ...........................     88,127     102,455      87,188
                                                 ------     -------      ------
   Operating Margin ........................     79,851      84,685      82,690
                                                 ------      ------      ------
Operating Expenses:
   Operations ..............................     27,793      30,044      30,372
   Maintenance .............................      4,794       4,503       4,476
   Depreciation and amortization ...........     13,435      12,049      11,228
   Local property taxes ....................      3,074       3,139       3,189
   Other taxes .............................      2,081       2,122       2,183
                                                  -----       -----       -----
     Total Operating Expenses ..............     51,177      51,857      51,448
                                                 ------      ------      ------
Income Taxes:
   Federal income tax ......................      6,482       8,264       7,001
   State franchise tax .....................      1,334       1,708       2,087
                                                  -----       -----       -----
     Total Income Taxes ....................      7,816       9,972       9,088
                                                  -----       -----       -----
Utility Operating Income ...................     20,858      22,856      22,154
                                                 ------      ------      ------
Other Operating Income (Expense):
   Energy Trucking revenues ................      3,723       5,529      11,031
   Energy Trucking expenses, including
     income taxes and interest .............     (3,690)     (5,202)     (9,005)
                                                 ------      ------      ------
     Energy Trucking Net Income ............         33         327       2,026
   Other, net of income taxes ..............        360         318         250
                                                    ---         ---         ---
     Total Other Operating Income ..........        393         645       2,276
                                                    ---         ---       -----
Non-Operating Income, Net of Income Taxes ..        897         573         757
                                                    ---         ---         ---
Merger Related Expenses, Net of Income Taxes     (1,126)         --          --
                                                 ------
Income Before Interest and Debt Expense ....     21,022      24,074      25,187
                                                 ------      ------      ------
Interest and Debt Expense ..................      8,734       8,034       8,709
                                                  -----       -----       -----

Net Income ..............................       $12,288    $ 16,040     $16,478
                                                =======    ========     =======

Average Common Shares Outstanding .......         8,781       8,598       8,432
                                                  =====       =====       =====

Basic Earnings per Share ................         $1.40       $1.87       $1.95
                                                  =====       =====       =====



       The accompanying notes are an integral part of these statements.

                             COLONIAL GAS COMPANY
                         CONSOLIDATED BALANCE SHEETS

Assets                                             December 31,
(In Thousands)                                   1998       1997
                                                 ----       ----
Utility Property:
   At original cost                           $394,222    $362,742
   Accumulated depreciation                   (102,009)    (88,210)
                                              --------     -------
      Net Utility Property                     292,213     274,532
Non-Utility Property - Net                       7,129       7,312
                                                 -----       -----
      Net Property                             299,342     281,844

Capital Leases - Net                             1,583       2,630
                                                 -----       -----

Current Assets:
   Cash and cash equivalents                     3,125         259
   Accounts receivable                          14,591      21,788
      Allowance for doubtful accounts           (1,350)     (3,203)
   Accrued utility revenues                      7,876       7,417
   Unbilled gas costs                           18,195      19,266
   Fuel inventory - at average cost             12,712      12,959
   Materials and supplies - at average cost      2,906       2,950
   Prepayments and other current assets          9,513       6,531
                                                 -----       -----
      Total Current Assets                      67,568      67,967
                                                ------      ------

Deferred Charges and Other Assets:
   Unrecovered deferred income taxes             8,349       9,014
   Unrecovered demand side management costs      6,661       8,273
   Unrecovered environmental costs incurred      3,633       3,833
   Unrecovered environmental costs accrued         200         707
   Unrecovered pension costs                     3,307       3,455
   Unrecovered transition costs accrued            700       2,800
   Excess cost of investments over net
     assets acquired                             2,798       2,798
   Other                                         6,863       5,670
                                                 -----       -----
      Total Deferred Charges and Other Assets   32,511      36,550
                                                ------      ------

Total Assets                                  $401,004    $388,991
                                              ========    ========


       The accompanying notes are an integral part of these statements.

                             COLONIAL GAS COMPANY
                         CONSOLIDATED BALANCE SHEETS

Capitalization and Liabilities                     December 31,
(In Thousands)                                  1998        1997
------------------------------------------------------------------
Capitalization:
Common Equity:
   Common Stock                                $29,669     $28,931
   Premium on Common Stock                      63,080      57,277
   Retained earnings                            36,173      35,924
                                                ------      ------
      Total Common Equity                      128,922     122,132
Long-Term Debt                                 120,000     100,102
                                               -------     -------
      Total Capitalization                     248,922     222,234
                                               -------     -------
Long-Term Capital Lease Obligations                963       1,617
                                                   ---       -----

Current Liabilities:
   Current maturities of long-term debt            102      10,164
   Current capital lease obligations               620       1,013
   Notes payable                                52,000      49,400
   Gas inventory purchase obligations           14,125      14,895
   Accounts payable                             12,186      15,674
   Accrued interest                              2,698       2,375
   Current deferred income taxes                 3,830       3,654
   Other current liabilities                     4,022       5,333
                                                 -----       -----
      Total Current Liabilities                 89,583     102,508
                                                ------     -------

Deferred Credits and Reserves:
   Deferred income taxes - Funded               44,555      41,443
   Deferred income taxes - Unfunded              8,349       9,014
   Unamortized investment tax credits            3,072       3,372
   Pension reserve                               4,424       4,507
   Accrued environmental costs                     200         707
   Accrued transition costs                        700       2,800
   Other deferred credits and reserves             236         789
                                                   ---         ---
      Total Deferred Credits and Reserves       61,536      62,632
                                                ------      ------

Total Capitalization and Liabilities          $401,004    $388,991
                                              ========    ========


       The accompanying notes are an integral part of these statements.

                             COLONIAL GAS COMPANY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  Year Ended December 31,
(In Thousands)                                  1998      1997     1996
------------------------------------------------------------------------
Cash Flows From Operating Activities:
Net Income                                     $12,288  $16,040  $16,478
Adjustments to reconcile net income to net cash:
   Depreciation and amortization                14,764   13,334   12,361
   Deferred income taxes                         3,157    3,208    7,968
   Amortization of investment tax credits         (300)    (300)    (268)
   Provision for uncollectable accounts           (601)   1,955    2,146
   Other, net                                     (227)     109      171
                                                  ----      ---      ---
                                                29,081   34,346   38,856
Changes in current assets and liabilities:
   Accounts receivable and accrued utility
   revenues                                      5,486   (6,620)   2,305
   Unbilled gas costs                            1,071      (28)  (9,550)
   Fuel inventory                                  247   (1,001)  (1,442)
   Prepayments and other current assets         (2,938)   2,003   (4,015)
   Accounts payable                             (3,488)   1,130    2,394
   Other current liabilities                      (988)   2,645   (2,929)
                                                  ----    -----   ------
Net Cash Provided by Operating Activities       28,471   32,475   25,619
                                                ------   ------   ------
Cash Flows From Investing Activities:
   Utility capital expenditures                (31,093) (35,788) (26,875)
   Non-utility capital expenditures               (364)  (1,888)  (1,367)
   Change in deferred accounts                     972     (842)  (1,502)
                                                   ---     ----   ------
Net Cash Used in Investing Activities          (30,485) (38,518) (29,744)
                                               -------  -------  -------
Cash Flows From Financing Activities:
   Dividends paid on Common Stock              (12,039) (11,435) (10,919)
   Issuance of Common Stock                      6,541    3,621    3,277
   Issuance of long-term debt, net of
     issuance costs                              39,11  614,871   29,787
   Retirement of long-term debt, including
     premiums                                  (30,568)  (5,152) (11,284)
   Change in notes payable                       2,600   (1,000) (11,435)
   Change in gas inventory purchase obligations   (770)   1,856      699
                                                  ----    -----      ---
Net Cash Provided by Financing Activities        4,880    2,761      125
                                                 -----    -----      ---
Net Increase (Decrease) in Cash and Cash
     Equivalents                                 2,866   (3,282)  (4,000)
Cash and Cash Equivalents at Beginning of Year     259    3,541    7,541
                                                   ---    -----    -----
Cash and Cash Equivalents at End of Year       $ 3,125  $   259  $ 3,541
                                               =======  =======  =======
Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
   Interest - net of amount capitalized        $10,229  $ 9,465  $ 9,149
   Income and state franchise taxes            $ 7,238  $ 7,509  $ 8,489

       The accompanying notes are an integral part of these statements.

                             COLONIAL GAS COMPANY
                   CONSOLIDATED STATEMENTS OF COMMON EQUITY

                                          Year ended December 31,
(In Thousands Except Per Share Amounts)    1998     1997     1996
                                           ----     ----     ----

Common Stock
   $3.33 par value; authorized 15,000
     shares; outstanding, 8,910 in 1998,
     8,688 in 1997, and 8,518 in 1996
   Beginning of year                     $28,931  $28,366  $27,863
     Issuance of Common Stock through
      Dividend  Reinvestment and Common
          Stock Purchase Plan and
          Employee savings plan (222
          shares in 1998, 170 shares
          in 1997 and 151
          shares in 1996)                    738      565      503
                    ----                     ---      ---      ---

   End of year                           $29,669  $28,931  $28,366
                                         -------  -------  -------

Premium on Common Stock
   Beginning of year                     $57,277  $54,221  $51,447
     Issuance of Common Stock through
      Dividend Reinvestment and Common
        Stock Purchase Plan and
        Employee savings plan              5,803    3,056    2,774
                                           -----    -----    -----

   End of year                           $63,080  $57,277  $54,221
                                         -------  -------  -------

Retained Earnings
   Beginning of year                     $35,924  $31,319  $25,760
     Net income                           12,288   16,040   16,478
     Cash dividends on Common Stock
         ($1.37 a share in 1998, $1.33
          a share in 1997 and $1.295
          a share in 1996)               (12,039) (11,435) (10,919)
                     ----                -------  -------  -------

   End of year                           $36,173  $35,924  $31,319
                                         -------  -------  -------

        Total Common Equity             $128,922 $122,132 $113,906
                                        ======== ======== ========


       The accompanying notes are an integral part of these statements.






Notes to Consolidated Financial Statements

Note A:  Summary of Significant Accounting Policies

Nature of Operations - Colonial Gas Company, a Massachusetts corporation formed in 1849, is primarily a regulated natural gas distribution utility. The Company serves over 154,500 utility customers in 24 municipalities located northwest of Boston and on Cape Cod. Through its subsidiary, Transgas Inc., the Company also provides over-the-road transportation of liquefied natural gas, propane, and other commodities.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany items have been eliminated in consolidation.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Utility Regulation - The Company's utility operations are subject to regulation by the Massachusetts Department of Telecommunications & Energy ("DTE"), with respect to rates charged for natural gas sales and transportation, among other things. The Company's policies conform with generally accepted accounting principles, as applied to regulated public utilities.

Utility Property and Non-Utility Property - Utility property and non-utility property are stated at original cost, including labor, materials, taxes and overheads. The amount of interest capitalized as a component of construction overheads amounted to $805,000, $594,000, and $437,000 in 1998, 1997 and 1996,
respectively.
      The original cost of depreciable utility property retired, together with the cost of removal, net of salvage, is charged to accumulated depreciation. Depreciation applicable to the Company's utility property in service is calculated in accordance with depreciation rates as approved by the DTE. A composite depreciation rate of approximately 3.8% is applied to the utility property balance at the beginning of each year. Depreciation on non-utility property is computed by various methods.

Operating Revenues - Operating revenues are accrued based upon the amount of gas delivered to utility customers through the end of the accounting period. Accrued utility revenues of $7,876,000 and $7,417,000, as reported in the Consolidated Balance Sheets at December 31, 1998 and 1997, respectively, represent the accrual of unbilled operating revenues net of related gas costs. The Company's policy is to record lost margins and financial incentives relating to the Company's demand side management ("DSM") programs as revenue when earned by the Company. (See Note I).

Unbilled Gas Costs - The Company charges or credits its utility customers for increases or decreases in gas costs from those reflected in its base tariffs by applying a cost of gas adjustment clause ("CGAC"). In accordance with the CGAC, any under or over recoveries of gas costs are charged or credited to the unbilled gas cost account and recorded as a current asset or liability. Such under or over recoveries are collected or refunded, with interest accrued at the prime rate, in subsequent periods.

Pipeline Refunds Due Customers - The Company periodically receives refunds from interstate pipeline companies related to rate adjustments ordered by the Federal Energy Regulatory Commission ("FERC"). Refunds are returned to utility customers under methods approved by the DTE.

Excess  Cost  of  Investments  over  Net  Assets  Acquired  - This  asset  arose principally from the pre-1971 acquisitions of utility operations. No amortization has been provided since, in the opinion of management, there has been no diminution in value of the applicable investments.

Income Taxes - The Company records deferred income taxes for the income tax effect of the difference between book and tax depreciation and all other temporary book and tax differences, in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS 109"). Unamortized investment tax credits, which were allowed under Federal income tax laws prior to 1987, have been deferred and are being amortized as a credit to income tax expense over the estimated service lives of the corresponding assets.

Interest and Debt Expense - Interest and debt expense includes interest on long-term debt, interest on short-term notes payable and regulatory interest. As approved by the DTE, regulatory interest is interest income credited on regulatory assets or interest expense charged on regulatory liabilities.

Pension Plans - The Company and its subsidiaries have defined benefit pension plans covering substantially all employees. These include two qualified union plans, one qualified plan for non-union employees, and various unqualified individual retirement agreements covering certain key employees and retirees. The Company's funding policy for the qualified plans is to contribute annually an amount at least equal to the normal cost plus a 30-year amortization of the unfunded actuarially calculated accrued liability.

Cash and Cash Equivalents - For the purposes of the Consolidated Balance Sheets and Statements of Cash Flows, the Company considers cash investments with an original maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments - In accordance with Statement of Financial Accounting Standards No. 107 "Disclosures About Fair Values of Financial Instruments", the fair value amounts are disclosed below. These fair value amounts are not necessarily indicative of the amounts that the Company could realize in a current market exchange.
      The carrying amount of cash and cash equivalents and short-term debt approximates fair value. The fair value of long-term debt is estimated based on the rates available to the Company at the end of each respective year for debt of the same remaining maturities. The carrying amount of long-term debt (including current maturities) was $120,102,000 and $110,266,000 as of December 31, 1998 and 1997, respectively. The fair value of long-term debt was $129,302,000 and $115,700,000 as of December 31, 1998 and 1997, respectively.

      Under current regulatory treatment, any premiums paid to refinance long-term debt, would be recovered over the life of new debt, and would not have a significant impact on the Company's results of operations.

     Earnings Per Share - The Company determines earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"). Earnings per share in computed by dividing net income by the average number of common shares outstanding during the period. The Company has no dilutive shares. Reclassifications - Reclassifications are made periodically to previously issued financial statements to conform to the current year presentation.
Note B:  Federal Income Tax

The Company records deferred income taxes for the income tax effect of the difference between book and tax depreciation and all other temporary book and tax differences, in accordance with SFAS 109. Prior to October 1981 as approved by the DTE, the Company did not record deferred income taxes but rather "flowed through" tax benefits to utility customers. At December 31, 1998, the Company has a liability of $8,349,000 on the Consolidated Balance Sheet as Deferred Income Taxes - Unfunded and a corresponding unrecovered deferred asset. The liability represents the tax effect of pre-1981 timing differences for which deferred income taxes had not been provided and was increased in accordance with SFAS 109 for the tax effect of future revenue requirements. The Company is recovering these unfunded deferred taxes from utility customers over the remaining book life of utility property.

      Federal income tax expense is comprised of the following components:

                                         Year Ended December 31,
(In Thousands)                           1998       1997      1996
                                         ----       ----      ----
Charged (credited) to operations:
Current                                $4,396     $5,188    $1,104
Deferred:
   Accelerated depreciation             1,933      1,688     2,202
   Unbilled gas costs                     146        (98)    2,929
   Demand side management costs          (394)        88       747
   Pension costs                          124        301       449
   Recovery of unfunded deferred taxes    398        398       398
   Debt expense                           (53)       (53)      (53)
   Environmental response costs           (65)       (58)     (246)
   Bad debt                               355        889      (167)
   Miscellaneous                          (57)       221       (94)
Amortization of investment tax credits   (301)      (300)     (268)
                                         ----       ----      ----
      Total                             6,482      8,264     7,001
                                        -----      -----     -----
Charged (credited) to other income       (605)       312     1,599
                                         ----        ---     -----
      Total Federal income tax expense $5,877     $8,576    $8,600
                                       ======     ======    ======

The effective Federal income tax rate and the reasons for the difference from the statutory Federal income tax rate are as follows:

                                            1998      1997     1996
                                            ----      ----     ----
Statutory Federal income tax rate            35%       35%      35%
Increases (reductions) in taxes resulting
    from:
    Amortization of investment tax credits   (2)       (1)      (1)
    Recovery of unfunded deferred taxes       2         2        2
    Miscellaneous items                      (3)       (1)      (2)
                                             --        --       --
      Effective Federal income tax rate      32%       35%      34%
                                             ==        ==       ==

Temporary differences which gave rise to the following deferred tax assets (liabilities) are:

                                         December 31,
(In Thousands)                        1998           1997
                                      ----           ----
Deferred Tax Assets:
Construction contributions      $      832     $      891
Other                                  222            227
                                       ---            ---
    Total deferred tax assets        1,054          1,118
                                     -----          -----

Deferred Tax Liabilities:
Accelerated depreciation           (43,662)       (41,345)
Unbilled gas costs                  (3,830)        (3,654)
Demand side management costs        (2,293)        (2,765)
Environmental response costs        (1,423)        (1,502)
Cost of removal                     (3,143)        (3,033)
Other                               (3,437)        (2,930)
    Total deferred tax liabilities (57,788)       (55,229)
                                   -------        -------
Total deferred taxes              $(56,734)      $(54,111)
                                  ========       ========

Note C:  Capital Stock

Pursuant to the Company's dividend reinvestment and common stock purchase plan, shareholders can automatically reinvest their cash dividends and can invest optional limited amounts of cash payments in newly issued shares.
   The Company has authorized and unissued 547,559 shares of Class A Preferred Stock, $25 par value, of which 100,000 shares have been designated a Junior Preferred Stock series and reserved for issuance under the Rights Plan described below, and 370,000 shares of Class B Preferred Stock, $1 par value.
   A Shareholder Rights Plan provides one right ("Right") to purchase one one-hundredth of a share of the Company's Series A-1 Junior Participating Preferred Stock, par value $25 per share, at a price of $60 per share, subject to adjustment. The Rights expire on December 1, 2003 and only become exercisable, or separately transferable, 10 days after a person or group acquires, or announces an intention to acquire, beneficial ownership of 20% or more of the Company's Common Stock. By vote of the Company's Board of Directors on October 17, 1998, rights are not triggered by the Pending Merger with Eastern. The Rights are redeemable by the Board at a price of $.01 per Right at any time prior to the expiration of ten days after the acquisition by a person or group of beneficial ownership of 20% or more of the Company's Common Stock.

Note D:  Long-Term Debt

The composition of long-term debt is as follows:
                           Maturity    Put            December 31,
(In Thousands)               Date      Date        1998        1997
                                                   ----        ----
First mortgage bonds:
    8.05%   Series CG      due 1999          $      ---     $ 20,000
    8.80%   Series CH      due 2022               25,000      25,000
    6.85%   Series MTA-1   due 2025    2005       10,000      10,000
    6.45%   Series MTA-2   due 2025    2005       10,000      10,000
    6.94%   Series MTA-3   due 2026               10,000      10,000
    6.20%   Series MTA-4   due 1998                 ---       10,000
    6.88%   Series MTA-5   due 2008               10,000      10,000
    6.81%   Series MTA-6   due 2027    2002       15,000      15,000
    6.38%   Series MTA-7   due 2008               10,000        ---
    6.86%   Series MTB-1   due 2028               20,000        ---
    5.50%   Series MTB-2   due 2003               10,000        ---
    ----               -       ----               ------
          Total                                  120,000     110,000
Note payable                                         102         266
                                                     ---         ---
Less: Long-term debt due within one year            (102)    (10,164)

Total long-term debt                            $120,000    $100,102
                                                ========    ========

The aggregate amount of maturities for the years 1999 through 2003 are $102,000 in 1999, and $10,000,000 in 2003. Bonds of $15,000,000 due in 2027 can be
redeemed by the holder in 2002.
   The first mortgage bonds are collateralized by utility property. The Company's first mortgage bond indenture includes, among other provisions, limitations on the issuance of long-term debt, leases and the payment of dividends from retained earnings. The note payable is collateralized by equipment.
   The Company has in place a medium term note ("MTN") program which permits the issuance of up to $75 million of MTN's as bonds under its indenture of which $30 million has been issued as of December 1998. The bonds with a put date noted above can be redeemed by the holder within a 30 day period in the year indicated.

Note E:  Short-Term Debt

In September 1997, the Company established a three-year bank line of credit of $75 million with a consortium of four banks which expires in September 2000. The bank line of credit allows the Company to borrow on a demand basis up to $75 million, less whatever amount has been borrowed through the Company's gas inventory trust (described below). The line of credit allows the Company the option to borrow under three alternative rates: Eurodollar (LIBOR), prime, or a competitive bid option. At December 31, 1998, the credit available under the bank line of credit was $8,875,000. The weighted average interest rates for short-term debt were 5.80% and 6.18% at December 31, 1998 and 1997, respectively.
   The Company has an agreement with a single-purpose Massachusetts trust, the Company's gas inventory trust, under which the Company sells supplemental gas inventory to the trust at the Company's cost. The Company's agreement with the trust requires it to repurchase such inventory at cost when needed and reimburse the trust for expenses incurred to finance the gas inventory. The trust finances such purchases of inventory by borrowing under a bank line of credit with a maximum borrowing commitment of $30 million that is complementary to and on similar terms as the Company's bank line of credit described above. The DTE has approved the inventory trust arrangement and has permitted the cost of such gas inventory, including fees and financing costs, to be recovered through the Company's CGAC. During 1998, 1997 and 1996 approximately $620,000, $564,000, and $500,000, respectively, of interest costs were incurred by the trust.

Note F:  Lease Obligations

The Company leases certain equipment used in its operations. In accordance with accounting for regulated public utilities, the Company has capitalized certain of these leases and reflects lease payments as rental expense in the periods to which they relate. This capitalization has no impact on the Company's net income.
   Assets held under capital leases amounted to approximately $2,510,000, and $7,702,000 at December 31, 1998 and 1997, respectively. In 1998, the Company purchased certain facilities used in its operations which were previously leased. Accumulated amortization on assets held under capital leases amounted to approximately $927,000 and $5,072,000 at December 31, 1998 and 1997,
respectively.
   Total rental expense for the years 1998, 1997 and 1996 approximated $1,150,000 and $1,527,000, and $1,493,000, respectively. At December 31, 1998, the future minimum payments (including interest) under the Company's lease agreements are: $641,000 in 1999; $489,000 in 2000; $390,000 in 2001; $195,000
in 2002; $21,000 in 2003; and $0 thereafter.

Note G:  Employee Benefit Plans

Savings Plan - The Company sponsors an employee 401(k) Savings Plan. The Company's matching contribution, exclusive of plan administration costs, was $689,000, $625,000 and $570,000 for 1998, 1997 and 1996, respectively.

Pension Plans - The Company and its subsidiaries have various defined benefit pension plans covering substantially all employees.

Net periodic pension cost is comprised of the following components:

                                             Year Ended December 31,
(In Thousands)                             1998        1997      1996
                                           ----        ----      ----

Service cost                             $1,220      $1,042    $1,036
Interest cost on projected benefit
     obligation                           3,492       3,427     3,267
Expected return on plan assets           (4,170)     (6,711)   (4,710)
Net amortization and deferral               625       3,673     1,882
                                            ---       -----     -----
Net periodic pension cost                $1,167      $1,431    $1,475
                                         ======      ======    ======

Assumptions used in actuarial calculations were as follows:

                                              Year Ended December 31,
                                           1998        1997       1996
                                           ----        ----       ----

Weighted average discount rate             7.00%       7.00%      7.75%
Future compensation increases              4.00%       4.00%      4.00%
Expected long-term rate of return on
     assets                                9.50%       9.00%      9.00%



The following tables set forth the reconciliation of the plans' benefit obligation and fair value of assets for the years ended December 31, 1998 and 1997:

(In Thousands)                                  1998         1997
----------------------------------------------------------------------
Reconciliation of benefit obligation:
   Obligation at January 1                    $50,989      $45,016
      Service cost                              1,220        1,042
      Interest cost                             3,492        3,427
      Amendments                                  176         (497)
      Actuarial (gain) loss                       393        5,067
      Benefit payments                         (3,138)      (3,066)
                                               ------       ------
   Obligation at December 31                  $53,132      $50,989
                                               =======      =======


Reconciliation of fair value of plan assets:
   Fair value of plan assets at January 1     $48,332      $41,458
      Actual return on plan assets              5,161        7,583
      Employer contributions                    1,484        2,357
      Benefit payments                         (3,138)      (3,066)
                                               ------       ------
   Fair value of plan assets at December 31   $51,839      $48,332
                                              =======      =======

The funded status of the plans at December 31, 1998 and 1997 is as follows:

                                           1998                   1997
                                   Assets  Accumulated      Assets  Accumulated
                                   Exceed     Benefits      Exceed     Benefits
                              Accumulated       Exceed Accumulated       Exceed
(In Thousands)                   Benefits       Assets    Benefits       Assets
--------------------------------------------------------------------------------

Projected benefit
obligations:
   Vested ......................   $(33,064)   $(12,823)   $(32,420)   $(12,020)
   Nonvested ...................       (952)     (1,194)       (828)     (1,088)
                                       ----      ------        ----      ------
Accumulated ....................    (34,016)    (14,017)    (33,248)    (13,108)
Due to recognition of future ...     (4,814)       (285)     (4,497)       (136)
                                     ------        ----      ------        ----
      salary increases
            Total ..............    (38,830)    (14,302)    (37,745)    (13,244)
Plan assets at fair value ......     41,050      10,789      38,765       9,567
                                     ------      ------      ------       -----
Projected benefit obligation
      less than (in excess of)..
      plan assets                     2,220      (3,513)      1,020      (3,677)
Unrecognized net (gain) loss ...       (793)        895          78         729
Unrecognized transition amount .      1,048         699       1,223         331
Unrecognized prior service cost.        (33)      1,863         (60)      2,424
Additional liability accrued ...          -      (3,172)          -      (3,350)
                                      ------      ------     ------      ------

Prepaid (accrued) pension costs    $  2,442    $ (3,228)   $  2,261    $ (3,543)
                                   ========    ========    ========    ========

Assets  of  the   employee   benefit   plans  are  invested  in  domestic  and
international equities, domestic and international fixed income securities, real estate and other short-term debt instruments.

Postretirement Life and Health Benefit Plan - The Company sponsors a postretirement benefit plan that covers substantially all employees. The plan provides medical, dental and life insurance benefits. The plan is contributory for retirees, with respect to postretirement medical and dental benefits; the plan is noncontributory with respect to life insurance benefits.
      During 1993, the Company adopted Statement of Financial Accounting Standards No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS 106"). Prior to 1993, expense was recognized when benefits were paid. In accordance with SFAS 106, the Company began recording the cost for this plan on an accrual basis in 1993. The Company amortizes the transition obligation over a twenty-year period. The Company's cost under this plan for 1998, 1997 and 1996 was $509,000, $410,000, and $501,000, respectively. A regulatory asset of $431,000 was recorded in 1993 representing the excess of postretirement benefits on the accrual basis over the paid amounts for the period of January 1, 1993 until November 1, 1993, the effective date of the DTE's approval of the Company's new rates. Currently, the DTE allows Massachusetts utilities to recover the tax deductible portion of these postretirement benefits.
      Beginning in 1990, the Company has funded a portion of these costs through the combination of trusts under Section 501(c)(9) and Section 401(h) of the Internal Revenue Code.

The following tables set forth the reconciliation of the plans' benefit obligation and fair value of plan assets for the years ended December 31, 1998 and 1997:

(In Thousands)                                  1998         1997
----------------------------------------------------------------------
Reconciliation of benefit obligation:
   Obligation at January 1                     $7,179       $6,229
      Service cost                                138          113
      Interest cost                               534          477
      Amendments                                 (314)           0
      Actuarial (gain) loss                     1,272          685
      Benefit payments                           (251)        (325)
                                                 ----         ----
   Obligation at December 31                   $8,558       $7,179
                                               ======       ======


Reconciliation of fair value of plan assets:
   Fair value of plan assets at January 1      $5,163       $4,614
      Actual return on plan assets                527          779
      Employer contributions                        0           95
      Benefit payments                           (251)        (325)
                                                 ----         ----
   Fair value of plan assets at December 31    $5,439       $5,163
                                               ======       ======

   The following table sets forth the plan's funded status reconciled with the amounts recognized in the Company's financial statements at December 31, 1998 and 1997:

(In Thousands)                                   1998        1997
----------------------------------------------------------------------
Accumulated postretirement benefit
obligation:
         Retirees                             $(4,579)     $(4,564)
         Fully eligible active plan            (1,767)      (1,192)
            participants
         Other active plan participants        (2,212)      (1,423)
                                               ------       ------
      Total                                    (8,558)      (7,179)
Plan assets at fair value                       5,439        5,163
                                                -----        -----
Accumulated postretirement benefit
obligation                                     (3,119)      (2,016)
      in excess of plan assets
Unrecognized net (gain) from past experience
      different from that assumed and from
      changes in assumptions                     (193)      (1,351)
Unrecognized transition obligation              3,481        4,045
                                                -----        -----
Prepaid postretirement benefit cost           $   169      $   678
                                              =======      =======

Net periodic postretirement benefit cost included the following components:

                                                 Year Ended December 31,
(In Thousands)                               1998        1997        1996
----------------------------------------------------------------------------
Service cost - benefits attributable
to service                                   $138        $113        $137
      during the period
Interest cost on accumulated
postretirement                                534         477         461
      benefit obligation
Expected return on plan assets               (412)       (375)       (507)
Net amortization and deferral                 249         195         410
                                              ---         ---         ---
Net periodic postretirement benefit          $509        $410        $501
                                             ====        ====        ====
cost

   For measurement purposes, a 6% (4.5% for dental costs) annual rate of increase in the per capita cost of covered health care benefits was assumed for 1999; the rate of increase for medical costs was assumed to decrease gradually to 4.5% for 2002 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1998 by $1,175,000 and the aggregate of the service and the interest cost components of net periodic postretirement benefit cost for the year then ended by $111,000.
   The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.0%, 7.0%, and 7.75% for 1998, 1997 and 1996, respectively. The expected long-term rate of return on plan assets was 9.5%, 9.0%, and 9.0% for 1998, 1997, and 1996, respectively, for assets in the
Section 401(h) accounts and, after estimated taxes, was 6.25%, 6.0%, and 6.0% for 1998, 1997, and 1996, respectively, for assets in the Section 501(c)(9) trust.


Note H:  Other Commitments

Long-Term Obligations - The Company has contracts, which expire at various dates through the year 2013, for the acquisition and delivery of gas supplies and the storage and delivery of natural gas stored underground. The contracts contain minimum payment provisions which correspond to gas purchases that, in the opinion of management, are not in excess of the Company's requirements.

FERC Order 636 Transition Costs - As a result of FERC Order 636, the Company's interstate pipeline service providers have been required to unbundle their supply and transportation services. This unbundling has caused the interstate pipeline companies to incur substantial costs in order to comply with Order 636. These transition costs include four types: (1) unrecovered gas costs (gas costs that had been incurred but not yet recovered by the pipelines when they were providing bundled service to local distribution companies); (2) gas supply realignment costs (the cost of renegotiating existing gas supply contracts with producers); (3) stranded costs (unrecovered costs of assets that can not be assigned to customers of unbundled services); and (4) new facilities costs (costs of new facilities required to physically implement Order 636).
   Pipelines are allowed to recover prudently incurred transition costs from customers such as the Company, primarily through a demand charge, after approval by FERC. The Company's additional transition cost liabilities are estimated to be approximately $700,000. The Company is recovering these costs from its customers, as approved by the DTE in October 1994. As of December 31, 1998, the Company has recorded on the balance sheet a long-term liability of $700,000 ("Accrued Transition Costs") and, based upon expected rate recovery, has recorded a regulatory asset of $700,000 ("Unrecovered Transition Costs Accrued"). Actual transition costs to be incurred depends on various factors, and therefore future costs may differ from the amounts discussed above.

Note I:  Contingencies

The Company is involved in various legal actions and claims arising in the normal course of business. Management does not believe the outcome of any action or claim will have a material adverse effect upon the Company's financial position or results of operations.
   Working with the Massachusetts Department of Environmental Protection, the Company is engaged in site assessments and evaluation of remedial options for contamination that has been attributed to the Company's former gas manufacturing site and at various related disposal sites. During 1990, the DTE ruled that Colonial and eight other Massachusetts gas distribution companies can recover environmental response costs related to former gas manufacturing operations over a seven-year period, without carrying costs, through the CGAC. Through December 31, 1998, the Company had incurred environmental response costs of $12,582,000 of which $8,949,000 has been recovered from customers to date.
   As of December 31, 1998, the Company has recorded on the balance sheet a long-term liability of $200,000 and, based upon expected rate recovery, has recorded a corresponding regulatory asset. This amount represents estimated future response costs for these sites based on the Company's preferred methods of remediation. Actual environmental response costs to be incurred depends on various factors, and therefore future costs may differ from the amount currently recorded as a liability.
   In 1998, the DTE conducted an industry-wide proceeding on the calculation of lost margins that gas companies are allowed to recover as a result of their conservation or demand side management ("DSM") programs. The Company has been using a calculation method, approved by the DTE in previous individual Company filings, based on the useful life of installed conservation measures. As of this date, the DTE has not yet issued its decision in the industry-wide proceeding. The decision could result in a shortening of the time period for calculating lost DSM margins to less than the full useful life of installed measures. A shortening of the period would result in some decrease in operating revenues, but it is uncertain at this time whether or by how much the period would be shortened and, therefore, what impact it would have on the Company.

Note J:  Quarterly Financial Data (Unaudited)
(In Thousands Except Per Share Amounts)                    Basic
                                    Utility               Earnings   Dividends
                                   Operating      Net      (Loss)     Paid Per
                       Operating    Income      Income       Per        Common
Quarter Ended          Revenues     (Loss)      (Loss)      Share        Share
1998
December 31            $52,125      $7,773      $5,060     $.57          $.345
September 30            12,347      (3,246)     (5,213)    (.59)          .345
June 30                 25,684         256      (1,771)    (.20)          .345
March 31                77,822      16,075      14,212     1.63           .335

1997
December 31            $62,275      $9,481      $7,814     $.90          $.335
September 30            14,877      (3,043)     (4,566)    (.53)          .335
June 30                 26,927        (556)     (2,501)    (.29)          .335
March 31                83,061      16,974      15,293     1.79           .325

In the opinion of management, the quarterly financial data includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of such information. The Company typically reports profits during the first and fourth quarters of each year while incurring losses during the second and third quarters. This is due to significantly higher natural gas sales during the colder months to satisfy customers' heating needs.

Note K:  Merger

     On October 17, 1998, the Company entered into an Agreement and Plan of Reorganization (the "Merger Agreement") with Eastern Enterprises ("Eastern"), a Massachusetts business trust which owns all of the outstanding stock of two other Massachusetts LDC's, Boston Gas Company ("Boston Gas") and Essex Gas Company ("Essex Gas"). The Merger Agreement provides for the merger of the Company with and into a subsidiary of Eastern, as a result of which the Company will become a wholly-owned subsidiary of Eastern (the "Pending Merger"). Pursuant to the Pending Merger, the outstanding shares of the Company's common stock would convert into the right to receive cash and Eastern common stock as set forth in the Merger Agreement. The Pending Merger was approved by shareholders of Colonial and Eastern at separate special shareholder meetings which were held on February 10, 1999. Completion of the Pending Merger is subject to receipt of satisfactory regulatory approvals, including approval of the Massachusetts Department of Telecommunications and Energy, the Securities and Exchange Commission, and antitrust clearance.

Report of Independent Certified Public Accountants


To the Shareholders of Colonial Gas Company

We have audited the accompanying consolidated balance sheets of Colonial Gas Company and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, cash flows, and common equity for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.
   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Colonial Gas Company and subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



Boston, Massachusetts                                 s/Grant Thornton LLP
January 15, 1999                                      Grant Thornton LLP

REPORT OF MANAGEMENT

To the Shareholders of Colonial Gas Company

Management is responsible for the preparation and integrity of the Company's financial statements. The financial statements have been prepared in accordance with generally accepted accounting principles as applied to regulated public utilities and necessarily include some amounts that are based on management's best estimates and judgment.
   The Company maintains a system of internal accounting and administrative controls and an ongoing program of internal audits that management believes provide reasonable assurance that assets are safeguarded and that transactions are properly recorded and executed in accordance with management's authorization. The Company's financial statements have been audited by the independent public accounting firm, Grant Thornton LLP, who also conducts a review of internal controls to the extent required by generally accepted auditing standards.
   The Audit Committee of the Board of Directors, composed solely of outside directors, meets with management, internal auditors and Grant Thornton LLP to review planned audit scope and results and to discuss other matters affecting internal accounting controls and financial reporting. The independent accountants and internal auditors have direct access to the Audit Committee and periodically meet with its members without management representatives present.


s/F. L. Putnam, III                 s/Nickolas Stavropoulos

F. L. Putnam, III                   Nickolas Stavropoulos
President and Chief Executive       Executive Vice President-Finance,
Officer                             Marketing and Chief Financial Officer

Item 9. Changes in and  Disagreements  with  Accountants  on  Accounting  and
 .......Financial Disclosure.

      None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

   The information required to be reported hereunder pursuant to Item 401 of Regulation S-K for the Company's Directors is incorporated by reference to the information in the Company's definitive Proxy Statement for its 1999 annual meeting of stockholders under the caption "INFORMATION ABOUT NOMINEES AND INCUMBENT DIRECTORS".

   The information required to be reported hereunder pursuant to Item 401 of Regulation S-K for the Executive Officers of the Registrant is incorporated by reference to the information in Item 1A of this Form 10-K under the caption "Executive Officers of the Registrant".

   The information required to be reported hereunder pursuant to Item 405 of Regulation S-K is incorporated by reference to the information in the Company's definitive Proxy Statement for its 1999 annual meeting of stockholders under the caption "SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE".

Item 11. Executive Compensation.

   The information required to be reported hereunder is incorporated by reference to the information in the Company's definitive Proxy Statement for its 1999 annual meeting of stockholders under the captions "EXECUTIVE COMPENSATION" and under the subheading "Directors' Compensation" of the caption "INFORMATION ABOUT NOMINEES AND INCUMBENT DIRECTORS".

Item 12. Security Ownership of Certain Beneficial Owners and Management.

   The information required to be reported hereunder is incorporated by reference to the information in the Company's definitive Proxy Statement for its 1999 annual meeting of stockholders under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT".


Item 13. Certain Relationships and Related Transactions.

   The information required to be reported hereunder is incorporated by reference to the information in the Company's definitive Proxy Statement for its 1999 annual meeting of stockholders under the captions "INFORMATION ABOUT NOMINEES AND INCUMBENT DIRECTORS" and "EXECUTIVE COMPENSATION".

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)   1. Financial  Statements

         The list of Financial Statements filed as part of this Form 10-K Report is set forth in Item 8 on page 23.

      2. Financial  Statement Schedules

         The Financial Statement Schedules and report thereon required to be filed as part of this Form 10-K Report are as follows:

Schedule                                                             Page
Number              Description                                     Number

            Report of Independent Certified Public Accountants
            on Schedule                                               49

   II       Valuation and Qualifying Accounts for the three
            years ended December 31, 1998                             50

Schedules other than those listed above are either not required or not applicable, or the required information is shown in the financial statements or notes thereto. Columns omitted from schedules filed have been omitted because the information is not applicable.

      3. List of Exhibits

 Exhibit
Number               Exhibit                               Reference


  2     Agreement and Plan of Reorganization   Incorporated herein
        by and between Eastern Enterprises     by reference.
        and Colonial Gas Company dated as of
        October 17, 1998, filed as Exhibit
        2.1 to the Registrant's Form 8-K
        Report dated October 21, 1998.

  3a    Restated Articles of Organization of   Incorporated herein
        Colonial Gas Company dated April 19,   by reference.
        1989, as amended on July 16, 1992 and
        supplemented by a certificate of vote
        of Directors establishing a series of
        a class of stock filed on November
        30, 1993, filed as Exhibit 3(a) to
        the Registrant's Annual Report on
        Form 10-K for the fiscal year ended
        December 31, 1993.

  3b    By-Laws of Colonial Gas Company, as    Incorporated herein
        amended to date, filed as Exhibit      by reference.
        3(b) to the Registrant's Annual
        Report on Form 10-K for the fiscal
        year ended December 31, 1996.

  4a    Second Amended and Restated First      Incorporated herein
        Mortgage Indenture dated as of June    by reference.
        1, 1992, filed as Exhibit 4(b) to
        Form 10-Q of the Registrant for the
        quarter ended June 30, 1992.

  4b    First Supplemental Indenture dated as  Incorporated herein
        of June 15, 1992, filed as Exhibit     by reference.
        4(c) to Form 10-Q of the Registrant
        for the quarter ended June 30, 1992.

  4c    Second Supplemental Indenture dated    Incorporated herein
        as of September 27, 1995, filed as     by reference.
        Exhibit 4(c) to the Registrant's Form
        10-K for the fiscal year ended
        December 31, 1995.

  4d    Amendment to Second Supplemental       Incorporated herein
        Indenture dated as of October 12,      by reference.
        1995, filed as Exhibit 4(d) to the
        Registrant's Form 10-K for the fiscal
        year ended December 31, 1995.

  4e    Third Supplemental Indenture dated as  Incorporated herein
        of December 15, 1995, filed as         by reference.
        Exhibit 4f to the Registrant's Form
        S-3 Registration Statement dated
        January 5, 1998.

  4f    Fourth Supplemental Indenture dated    Incorporated herein
        as of March 1, 1998, filed as Exhibit  by reference.
        4(l) to Registrant's Form 10-Q for
        the quarter ended March 31, 1998.

  4g    Form of Rights Agreement dated as of   Incorporated herein
        December 1, 1993, between Colonial     by reference.
        Gas Company and BankBoston, N.A.
        (f/k/a/ The First National Bank of
        Boston), as Rights Agent, together
        with the following exhibits thereto:
        (i) Form of Vote Establishing the
        Series A-1 Junior Participating
        Preferred Stock, (ii) Form of Rights
        Certificate, and (iii) Summary of
        Rights to Purchase Preferred Shares.
        Filed as Exhibit 1 to the
        Registrant's Registration Statement
        on Form 8-A filed on November 22,
        1993 (File No. 0-10007).

  4h    Amendment to Rights Agreement between  Filed herewith as
        Colonial Gas Company and BankBoston,   Exhibit 4h.
        N.A. dated as of October 17, 1998.

  4i    Revolving Credit Agreement for         Incorporated herein
        Colonial Gas Company dated as of       by reference.
        September 12, 1997, filed as Exhibit
        4(e) to Form 10-Q of the Registrant
        for the quarter ended September 30,
        1997.

  4j    Revolving Credit Agreement for         Incorporated herein
        Massachusetts Fuel Inventory Trust     by reference.
        dated as of September 12, 1997, filed
        as Exhibit 4(f) to Form 10-Q of the
        Registrant for the quarter ended
        September 30, 1997.

  4k    Purchase Contract dated as of June     Incorporated herein
        27, 1990 between Massachusetts Fuel    by reference.
        Inventory Trust acting by and through
        its Trustee, Shawmut Bank, N.A. and
        Colonial Gas Company, filed as
        Exhibit 10(e) to Form 8-K of the
        Registrant for quarter ended June 30,
        1990.

  4l    Security Agreement and Assignment of   Incorporated herein
        Contracts dated as of September 12,    by reference.
        1997 made by Massachusetts Fuel
        Inventory Trust in favor of Fleet
        National Bank as Agent for designated
        banks, filed as Exhibit 4(h) to Form
        10-Q of the Registrant for the
        quarter ended September 30, 1997.

  4m    Trust Agreement dated as of June 22,   Incorporated herein
        1990 between Colonial Gas Company (as  by reference.
        Trustor) and Shawmut Bank, N.A. (as
        Trustee), filed as Exhibit 10(d) to
        Form 8-K of the Registrant for
        quarter ended June 30, 1990.

  10a   Form Employment Agreement dated as of  Incorporated herein
        October 13, 1998, for Colonial Gas     by reference.
        Company corporate officers, filed as
        Exhibit 10.l to the Registrant's Form
        10-Q for the quarter ended September
        30, 1998.

  10b   Employment Agreement dated as of       Incorporated herein
        October 13, 1998, by and between       by reference.
        Colonial Gas Company, Transgas Inc.
        and V.W. Baur, filed as Exhibit 10.2
        to the Registrant's Form 10-Q for the
        quarter ended September 30, 1998.

  10c   Colonial Gas Company Retention Bonus   Incorporated herein
        Plan, effective as of October 19,      by reference.
        1998, filed as Exhibit 10.3 to the
        Registrant's Form 10-Q for the
        quarter ended September 30, 1998.

  10d   Rate increase deferral incentive       Incorporated herein
        policy of Colonial Gas Company dated   by reference.
        January 1, 1995, filed as Exhibit
        10(xx) to the Registrant's Form 10-K
        for the fiscal year ended December
        31, 1994.

  10e   1997 Transitional Executive Incentive  Incorporated herein
        Plan of Colonial Gas Company, filed    by reference.
        as Exhibit 10e to the Registrant's
        Form 10-K for the fiscal year ended
        December 31, 1997.

  10f   Colonial Gas Company Executive         Incorporated herein
        Performance and Equity Incentive Plan  by reference.
        included as Appendix A to the Proxy
        Statement for the Company's 1998
        Annual Meeting and to the Prospectus
        included in the Registration
        Statement on Form S-4 of the
        Company's subsidiary, Colonial
        Energy, filed on March 6, 1998.
        (Commission File No. 333-47441.)

  21a   Subsidiaries of the Registrant.        Filed herewith as

  23a   Consent of Independent Certified       Filed herewith as
        Public Accountants.                    Exhibit 23a.



   Exhibits 10a through 10f above are management contracts or compensatory plans or arrangements in which the executive officers of the Company participate or participated during time periods covered by this Form 10-K Report.


(b) Reports on Form 8-K.
   As reported on the Form 8-K filed by the Company with the Securities and Exchange Commission on October 21, 1998, the Company and Eastern Enterprises entered into an Agreement and Plan of Reorganization dated October 17, 1998, a copy of which was filed as an Exhibit to that Form 8-K.

      REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULE







To the Shareholders of
Colonial Gas Company


In connection with our audit of the consolidated financial statements of Colonial Gas Company and subsidiaries referred to in our report dated January 15, 1999, which is included in Part II of this Form 10-K, we have also audited the schedule listed at Part IV, Item 14(a)2. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.



                                          GRANT THORNTON LLP

Boston, Massachusetts
January 15, 1999

SCHEDULE II

                      COLONIAL GAS COMPANY AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                   For the Three Years Ended December 31, 1998
                                 (In Thousands)


COLUMN A                       COLUMN B    COLUMN C      COLUMN D      COLUMN E
                                           ADDITIONS
                                           CHARGED
                               BALANCE AT  TO COSTS                   BALANCE AT
                               BEGINNING   AND                        END OF
DESCRIPTION                    OF PERIOD   EXPENSES      DEDUCTIONS   PERIOD

                      For the Year Ended December 31, 1998

Reserve for uncollectable      $3,203      $   537       $1,253 (1)     $1,350
accounts                       ======      =======       ====== ==      ======
                                                         $1,137 (2)
                                                         ====== ==


Reserve for insurance claims   $1,593       $  237      $   422         $1,408
                               ======       ======      =======         ======

                      For the Year Ended December 31, 1997

Reserve for uncollectable      $2,715       $1,956       $1,468 (1)     $3,203
 accounts                      ======       ======       ====== ==      ======


Reserve for insurance claims   $1,486      $   675      $   568         $1,593
                               ======      =======      =======         ======

                      For the Year Ended December 31, 1996

Reserve for uncollectable      $2,205       $2,127       $1,617 (1)     $2,715
accounts                       ======       ======       ====== ==      ======


Reserve for insurance claims   $1,233       $  836       $  583         $1,486
                               ======       ======       ======         ======

-----------------------------
(1)   Accounts charged off, net of collections.
(2) Transfer of gas cost portion of reserve as of November 1, 1998, based on unbundling of rates

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              COLONIAL GAS COMPANY                Date

                              By s/F.L. Putnam, Jr.        February 24, 1999
                              F. L. Putnam, Jr., Chairman
                              of the Board of Directors

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Signature                     Title                    Date

s/F. L. Putnam, Jr.        Senior Executive Officer,       February 24, 1999
F. L. Putnam, Jr.          Director

s/Nickolas Stavropoulos   Executive Vice President -       February 24, 1999
Nickolas Stavropoulos     Finance, Marketing and Chief
                          Financial Officer, Director
                          (Principal Financial Officer)

s/D. W. Carroll           Vice President and Treasurer     February 24, 1999
D. W. Carroll             (Principal Accounting Officer)

s/V.W. Baur               Director                         February 24, 1999
V.W. Baur

s/J. P. Harrington        Director                         February 24, 1999
J. P. Harrington

s/H. C. Homeyer           Director                         February 24, 1999
H. C. Homeyer

s/R. L. Hull              Director                         February 24, 1999
R. L. Hull

s/R. A. Perkins           Director                         February 24, 1999
R. A. Perkins

s/F. L. Putnam, III       President and Chief              February 24, 1999
F. L. Putnam, III         Executive Officer, Director

s/J. F. Reilly, Jr.       Director                         February 24, 1999
J. F. Reilly, Jr.

s/A. B. Sides, Jr.        Director                         February 24, 1999
A. B. Sides, Jr

s/M. M. Stapleton         Director                         February 24, 1999
M. M. Stapleton

INDEX TO EXHIBITS INCLUDED HEREWITH

4h    Amendment to Rights Agreement between
      Colonial Gas Company and BankBoston,
      N.A. dated as of October 17, 1998.

21a   Subsidiaries of the Registrant.

23a   Consent of Independent Certified
      Public Accountants.