Form 10-Q
period 1999-03-31
COLONIAL GAS CO
filed 1999-05-14
CIK 60653

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

   -------------------------------------------------------------------------
                                   FORM 10-Q


     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended MARCH 31, 1999

                                      OR

     Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from               to

     COMMISSION FILE NUMBER  0-10007


                             COLONIAL GAS COMPANY
                             --------------------
            (Exact name of registrant as specified in its charter)

              MASSACHUSETTS                        04-1558100
              -------------                        ----------
     (State or other jurisdiction of          (I.R.S. Employer
     incorporation or organization)           Identification Number)

     40 MARKET STREET, LOWELL, MASSACHUSETTS           01852
     ---------------------------------------           -----
     (Address of principal executive offices)        (Zip Code)


Registrant's telephone number, including area code:  (978) 322-3000


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

                           Yes   [X]    No    [_]


The number of shares of the registrant's common stock, $3.33 par value, outstanding as of April 30, 1999 was 8,949,981.

                             COLONIAL GAS COMPANY
                             --------------------

                                     INDEX
                                     -----


                                                               PAGE NO.
                                                               --------

PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements

  Consolidated Condensed Statements of Income -
          Three Months Ended March 31, 1999 and 1998               3
          Twelve Months Ended March 31, 1999 and 1998              4

  Consolidated Condensed Balance Sheets -
          March 31, 1999, December 31, 1998 and
          March 31, 1998                                         5-6

  Consolidated Condensed Statements of Cash Flows -
          Three Months Ended March 31, 1999 and 1998               7
          Twelve Months Ended March 31, 1999 and 1998              8

  Notes to Consolidated Condensed Financial Statements             9

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition                   10-13


PART II - OTHER INFORMATION

Item 5.   Other Information                                       13

Item 6.   Exhibits and Reports on Form 8-K                        13

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                     COLONIAL GAS COMPANY AND SUBSIDIARIES
                     -------------------------------------
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                  -------------------------------------------
                                  (UNAUDITED)
                                  -----------

                                                 Three Months Ended
                                                      March 31,
                                                ---------------------
                                                  1999        1998
                                                ---------  ----------
                                                (In Thousands Except
                                                 Per Share Amounts)
Operating Revenues                               $87,994      $77,822
  Cost of gas sold                                46,713       40,917
                                                 -------      -------
       Operating Margin                           41,281       36,905
                                                 -------      -------

Operating Expenses:
  Operations                                       7,427        6,650
  Maintenance                                      1,313        1,067
  Depreciation and Amortization                    3,783        3,184
  Taxes, other than income                         1,364        1,254
                                                 -------      -------
       Total Operating Expenses                   13,887       12,155
                                                 -------      -------
Income Taxes                                       9,788        8,675
                                                 -------      -------

Utility Operating Income                          17,606       16,075

Other Operating Income:
  Energy Trucking revenues                         1,061          406
  Energy Trucking expenses, including income
       taxes and interest                          1,137          361
                                                 -------      -------
       Energy Trucking net (loss) income             (76)          45
  Other, net of income taxes                         (44)          51
                                                 -------      -------
Total Other Operating (Loss) Income                 (120)          96

Non-Operating Income, Net                             87          176
Merger Costs, Net                                   (227)           -
                                                 -------      -------
Income Before Interest and Debt Expense           17,346       16,347

Interest and Debt Expense                          2,230        2,135
                                                 -------      -------
Net Income                                       $15,116      $14,212
                                                 =======      =======
Average Common Shares Outstanding                  8,922        8,703
                                                 =======      =======
Income per Average Common Share                  $  1.69      $  1.63
                                                 =======      =======
Dividends Paid per Common Share                  $  .345      $  .335
                                                 =======      =======

    (See accompanying notes to consolidated condensed financial statements)

                     COLONIAL GAS COMPANY AND SUBSIDIARIES
                     -------------------------------------
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                  -------------------------------------------
                                  (UNAUDITED)
                                  -----------

                                                 Twelve Months Ended
                                                       March 31,
                                                ---------------------
                                                   1999        1998
                                                ---------    --------
                                                (In Thousands Except
                                                 Per Share Amounts)
Operating Revenues                                $178,151   $181,901
  Cost of gas sold                                  93,923     99,655
                                                  --------   --------
       Operating Margin                             84,228     82,246
                                                  --------   --------

Operating Expenses:
  Operations                                        28,569     29,257
  Maintenance                                        5,040      4,425
  Depreciation and Amortization                     14,034     12,260
  Taxes, other than income                           5,266      5,132
                                                  --------   --------
       Total Operating Expenses                     52,909     51,074
                                                  --------   --------

Income Taxes                                         8,930      9,216
                                                  --------   --------

Utility Operating Income                            22,389     21,956

Other Operating Income:
  Energy Trucking revenues                           4,378      4,596
  Energy Trucking expenses, including income
       taxes and interest                            4,466      4,305
                                                  --------   --------
       Energy Trucking net (loss) income               (88)       291
  Other, net of income taxes                           223        317
                                                  --------   --------
Total Other Operating Income                           135        608
Non-Operating Income, Net                              851        659
Merger Costs, Net                                   (1,353)         -
                                                  --------   --------
Income Before Interest and Debt Expense             22,022     23,223

Interest and Debt Expense                            8,829      8,264
                                                  --------   --------
Net Income                                        $ 13,193   $ 14,959
                                                  ========   ========
Average Common Shares Outstanding                    8,835      8,640
                                                  ========   ========
Income per Average Common Share                   $   1.49   $   1.73
                                                  ========   ========
Dividends Paid per Common Share                   $   1.38   $   1.34
                                                  ========   ========

    (See accompanying notes to consolidated condensed financial statements)

                     COLONIAL GAS COMPANY AND SUBSIDIARIES
                     -------------------------------------
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                     -------------------------------------
                                    ASSETS
                                    ------

                                             March 31,   December 31,    March 31,
                                               1999          1998          1998
                                            -----------  -------------  -----------
                                            (Unaudited)                 (Unaudited)
                                                        (In Thousands)
Utility Property:
At original cost                             $ 398,360      $ 394,222     $370,317
  Accumulated depreciation                    (105,444)      (102,009)     (91,523)
                                             ---------      ---------     --------
       Net utility property                    292,916        292,213      278,794

Non-Utility Property - Net                       6,981          7,129        7,567
                                             ---------      ---------     --------

       Net property                            299,897        299,342      286,361
                                             ---------      ---------     --------

Capital Leases - Net                             1,583          1,583        2,614
                                             ---------      ---------     --------

Current Assets:
  Cash and cash equivalents                      5,779          3,125        3,092
  Accounts receivable                           33,930         14,591       29,991
    Allowance for doubtful accounts             (1,647)        (1,350)      (3,561)
  Accrued utility revenues                       5,123          7,876        5,447
  Unbilled gas costs                              (372)        18,195        8,118
  Fuel and other inventories                     8,971         12,712       10,122
  Prepayments and other current assets           6,451         12,419        6,791
                                             ---------      ---------     --------

       Total current assets                     58,235         67,568       60,000
                                             ---------      ---------     --------

Deferred Charges and Other Assets:
  Unrecovered deferred income taxes              8,155          8,349        8,820
  Unrecovered demand side management
     costs                                       6,646          6,661        8,122
  Unrecovered environmental expenses -
     incurred                                    2,724          3,633        4,135
  Unrecovered environmental expenses -
     accrued                                       200            200          707
  Unrecovered transition costs - accrued           700            700        2,800
  Other                                         12,960         12,968       12,202
                                             ---------      ---------     --------
       Total deferred charges
         and other assets                       31,385         32,511       36,786
                                             ---------      ---------     --------

Total Assets                                 $ 391,100      $ 401,004     $385,761
                                             =========      =========     ========

    (See accompanying notes to consolidated condensed financial statements)

                     COLONIAL GAS COMPANY AND SUBSIDIARIES
                     -------------------------------------
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                     -------------------------------------
                        LIABILITIES AND CAPITALIZATION
                        ------------------------------

                                                March 31,   December 31,   March 31,
                                                  1999          1998         1998
                                               -----------  ------------  -----------
                                               (Unaudited)                (Unaudited)
                                                           (In Thousands)
Capitalization:
  Common equity:
   Common Stock - par value $3.33 per share
     Authorized - 15,000 shares
     Issued and outstanding - 8,949,
      8,910 and 8,728 shares                   $   29,800   $     29,669  $   29,063
   Premium on common stock                         64,284         63,080      58,262
   Retained earnings                               48,212         36,173      47,219
                                               ----------   ------------  ----------
       Total Common equity                        142,296        128,922     134,544
  Long-term debt                                  120,000        120,000      90,059
                                               ----------   ------------  ----------

       Total capitalization                       262,296        248,922     224,603
                                               ----------   ------------  ----------

Capital Lease Obligations                             963            963       1,528
                                               ----------   ------------  ----------

Current Liabilities:
  Current maturities of long-term debt                 59            102      20,167
  Current capital lease obligations                   620            620       1,086
  Notes payable                                    31,000         52,000      38,500
  Gas inventory purchase obligations                7,722         14,125       9,088
  Accounts payable                                 10,559         12,186      10,482
  Other                                            16,708         10,550      17,268
                                               ----------   ------------  ----------
       Total current liabilities                   66,668         89,583      96,591
                                               ----------   ------------  ----------
Deferred Credits and Reserves:
  Deferred income taxes-funded                     44,748         44,555      42,626
  Deferred income taxes-unfunded                    8,155          8,349       8,820
  Accrued environmental expenses                      200            200         707
  Accrued transition costs                            700            700       2,800
  Other                                             7,370          7,732       8,086
                                               ----------   ------------  ----------
       Total deferred credits and reserves         61,173         61,536      63,039
                                               ----------   ------------  ----------
Total Capitalization and Liabilities           $  391,100   $    401,004  $  385,761
                                               ==========   ============  ==========

    (See accompanying notes to consolidated condensed financial statements)

                     COLONIAL GAS COMPANY AND SUBSIDIARIES
                     -------------------------------------
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                  (UNAUDITED)
                                  -----------

                                                         Three Months Ended
                                                             March 31,
                                                        --------------------
                                                           1999       1998
                                                        ---------  ---------
                                                           (In Thousands)

Cash Flows From Operating Activities:
  Net income                                            $ 15,116   $ 14,212
  Adjustments to reconcile net income to net cash         (1,622)     3,719
  Changes in current assets and liabilities               22,651     12,392
                                                        --------   --------

       Net cash provided by operating activities          36,145     30,323
                                                        --------   --------

Cash Flows From Investing Activities:
  Utility capital expenditures                            (4,669)    (7,489)
  Non-utility capital expenditures                            --       (378)
  Change in deferred accounts                                367       (734)
                                                        --------   --------

       Net cash used in investing activities              (4,302)    (8,602)
                                                        --------   --------

Cash Flows From Financing Activities:
  Dividends paid on Common Stock                          (3,078)    (2,917)
  Issuance of Common Stock                                 1,335      1,117
  Issuance of long-term debt, net of issuance costs           --      9,658
  Retirement of long-term debt, including premiums           (43)   (10,040)
  Change in notes payable                                (21,000)   (10,900)
  Change in gas inventory purchase obligations            (6,403)    (5,807)
                                                        --------   --------
       Net cash used in financing activities             (29,189)   (18,889)
                                                        --------   --------

Net increase (decrease) in cash and cash equivalents       2,654      2,832
Cash and cash equivalents at beginning of period           3,125        259
                                                        --------   --------

Cash and cash equivalents at end of period              $  5,779   $  3,092
                                                        ========   ========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest - net of amount capitalized                $  3,957   $  3,414
                                                        ========   ========

    Income and franchise taxes                          $    265   $    278
                                                        ========   ========

    (See accompanying notes to consolidated condensed financial statements)

                     COLONIAL GAS COMPANY AND SUBSIDIARIES
                     -------------------------------------
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                  (UNAUDITED)
                                  -----------

                                                               Twelve Months Ended
                                                                    March 31,
                                                              ---------------------
                                                                 1999       1998
                                                              ----------  ---------
                                                                 (In Thousands)
Cash Flows From Operating Activities:
  Net income                                                  $  13,193   $  14,959
  Adjustments to reconcile net income to net cash                11,451      19,528
  Changes in current assets and liabilities                       9,649       4,346
                                                              ---------   ---------

       Net cash provided by operating activities                 34,293      38,833
                                                              ---------   ---------

Cash Flows From Investing Activities:
  Capital expenditures                                          (28,272)    (38,441)
  Non-utility Capital expenditures                                   --      (2,210)
  Change in deferred accounts                                     2,087        (200)
                                                              ---------   ---------

       Net cash used in investing activities                    (26,185)    (40,851)
                                                              ---------   ---------

Cash Flows From Financing Activities:
  Dividends paid on Common Stock                                (12,200)    (11,578)
  Issuance of Common Stock                                        6,759       3,832
  Issuance of long-term debt, net of issuance costs              29,457      24,528
  Retirement of long-term debt, including premiums              (20,571)    (15,155)
  Change in notes payable                                        (7,500)     (1,600)
  Change in gas inventory purchase obligations                   (1,366)      1,676
                                                              ---------   ---------
       Net cash (used in) provided by financing activities       (5,421)      1,703
                                                              ---------   ---------

Net decrease in cash and cash equivalents                         2,687        (315)
Cash and cash equivalents at beginning of period                  3,092       3,406
                                                              ---------   ---------

Cash and cash equivalents at end of period                    $   5,779   $   3,092
                                                              =========   =========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest - net of amount capitalized                      $  10,771   $  10,067
                                                              =========   =========

    Income and franchise taxes                                $   7,225   $   7,258
                                                              =========   =========

    (See accompanying notes to consolidated condensed financial statements)

                     COLONIAL GAS COMPANY AND SUBSIDIARIES
                     -------------------------------------
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
             ----------------------------------------------------
                                  (UNAUDITED)
                                  -----------

1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1999 and 1998 and results of operations for the three and twelve month periods ended March 31, 1999 and 1998 and cash flows for the three and twelve month periods ended March 31, 1999 and 1998.

2. Due to the significant impact of gas used for space heating during the heating season (November-April) and the Company's seasonal rate structure, the results of operations for the three month periods ending March 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

3. During the three months ended March 31, 1999, the Company issued 38,000 shares of Common Stock, $3.33 par value, under a Dividend Reinvestment and Common Stock Purchase Plan and under an Employee Savings Plan. As a result, Common Stock, $3.33 par value, increased $131,000 and Premium on Common Stock increased $1,204,000.

4. Contingencies

   Reference is made to Note I/Contingencies of the Notes to Consolidated Financial Statements contained within the Company's 1998 Annual Report to Stockholders.

5. Reclassifications are made periodically to previously issued financial statements to conform to the current year presentation.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations
---------------------

                  Three Months Ended March 31, 1999 and 1998
                  ------------------------------------------

Net income for the three months ending March 31, 1999 increased $904,000 or 6.4% to $15,116,000 compared to $14,212,000 for the same period last year. Weather for the first quarter was 7.7% colder than the prior year (although 5.5% warmer than normal), contributing to a $4,376,000 or 11.9% increase in operating margin. Offsetting the increase in operating margin was a $1,023,000 or 13.3% increase in operations and maintenance expense and a $599,000 increase in depreciation and amortization. The increase in operations and maintenance expense was principally due to an accrual relating to Colonial's incentive compensation program, insurance refunds received in the first quarter of 1998, and processing costs relating to Colonial's new customer system. Increased depreciation and amortization was due to the addition of utility property and the completion of our new customer and computer aided dispatch systems in mid-1998. Income taxes increased $1,113,000 or 12.8% due to a higher level of utility income subject to tax.

Other operating income (net of income taxes) decreased $216,000 from the comparable 1998 period primarily as a result of a $121,000 decrease in net income of Transgas Inc., the Company's energy trucking subsidiary, and a $95,000 decrease in merchandise and jobbing net income. Although Transgas' LNG hauls and revenues were greater in the first quarter of 1999 than the first quarter of 1998, energy trucking activity was still below normal due to the warmer weather and increases in expenses more than offset the increase in revenues.

Interest expense increased $95,000 or 4% for the three months ended March 31, 1999 compared to the same period last year due to higher levels of borrowing.

                  Twelve Months Ended March 31, 1999 and 1998
                  -------------------------------------------

Net income was $13,193,000 for the twelve months ending March 31, 1999, compared with $14,959,000 for the comparable 1998 period. This $1,766,000 or 11.8% decrease in net income primarily resulted from a $1,774,000 or 14.5% increase in depreciation due to the addition of utility property and the completion of Colonial's customer and computer aided dispatch systems in 1998, and $1,353,000 of merger-related costs, net of taxes.

These increased expenses were partially offset by a $1,982,000 or 2.4% increase in gross margin resulting from customer growth and an increase in higher margin sales.

Other operating income (net of income taxes) decreased $473,000 or 78% compared to the comparable 1998 period. The net income of Transgas Inc. for the twelve months ended March 31, 1999 decreased $379,000, principally due to increased expenses. Continued warmer than normal weather over the last two years has resulted in a significant decrease in demand for energy trucking services. A decrease in merchandise and jobbing net income of $94,000 also contributed to the reduced other operating income.

Merger Related Expenses, Net
----------------------------

The Company recorded $227,000 and $1,353,000 of after-tax merger related expenses for the three months and twelve months ending March 30, 1999, respectively. These costs are associated with the Company's pending merger with Eastern Enterprises.

Regulatory Matters
------------------

On October 17, 1998, the Company entered into an Agreement and Plan of Reorganization (the "Merger Agreement") with Eastern Enterprises ("Eastern"), a Massachusetts business trust which owns all of the outstanding stock of two other Massachusetts local gas distribution companies, Boston Gas Company ("Boston Gas") and Essex Gas Company. The Merger Agreement provides for the merger of the Company with and into a subsidiary of Eastern, as a result of which the Company will become a wholly owned subsidiary of Eastern. The pending merger was approved by shareholders of Colonial and Eastern at separate special shareholder meetings, which were held on February 10, 1999. Anti-trust clearance has also been obtained. Completion of the pending merger is subject to receipt of satisfactory regulatory approvals, including approval of the Massachusetts Department of Telecommunications and Energy (the "DTE") and the Securities and Exchange Commission. The DTE's evidentiary hearings on the pending merger closed on April 23, 1999 and a decision is expected in due course. The Company continues to anticipate that the merger will be completed sometime around mid-year 1999.

Year 2000
---------
                              State of Readiness
                              ------------------

In connection with that pending merger, the Company is addressing certain Year 2000 ("Y2K") issues through system integrations with Boston Gas, Eastern's largest gas utility subsidiary. The Company has established, in concert with Boston Gas, a specialized Y2K program team that is implementing a systematic program of inventory, assessment and remediation. Information technology ("IT") systems and embedded chip systems which are "mission critical", i.e. those which would have a significant adverse impact on the operation of the core business of the Company and its subsidiary, Transgas, in the event of a Y2K problem, have been identified. Through this Y2K program team, the Company is in the process of testing, upgrading, replacing or remediating its mission critical IT systems. The Company expects that its Y2K work on approximately one half of its mission critical systems will be completed by the end of the second quarter of 1999, with the remaining mission critical systems to be addressed through conversions to Y2K compliant Boston Gas systems during the beginning of the third quarter of 1999. The Company plans to test and/or upgrade, as appropriate, non-mission critical IT systems within this same timeframe. In the event the pending merger is not completed within this timeframe, the Company anticipates entering into appropriate contractual arrangements with Boston Gas to utilize certain of its Y2K compliant systems.

With respect to embedded chip systems, the Company has completed its inventory and is finalizing its assessment and action plan. Testing, upgrading, replacement or other remediation of embedded chips is anticipated to be substantially complete by the end of the second quarter of 1999.

The Company has identified critical third party vendors and continues to work with them to keep apprised of their Y2K readiness. It appears, based on information gathered to date, that the majority of the Company's firm gas suppliers and interstate pipeline service providers anticipate being Y2K compliant by the end of the second quarter of 1999, and that all are committed to being Y2K compliant by the fourth quarter of 1999. Notwithstanding the Company's efforts with third parties, there can be no assurance that the systems of third parties on which the Company's systems rely will be timely converted or that any such failure to convert by a third party would not have an adverse effect on the Company's operations.

                         Cost of Year 2000 Remediation
                         -----------------------------

Based on its current information, without any system integrations with Boston Gas, the Company believes the cost of its Y2K compliance would approximate $1.5 million. With the system integrations expected with Boston Gas, the Company anticipates actual Y2K remediation costs to be significantly lower than this amount. During the first quarter of 1999, Y2K compliance expenses were less than $100,000. Substantially all remaining Y2K remediation costs are expected to be incurred during the second and third quarters of 1999.

                Risks of Year 2000 Issues and Contingency Plans
                -----------------------------------------------

Given its efforts to minimize the risk of Y2K failure by its internal systems and its distribution network control systems, the Company believes its worst case scenario would involve failures by a pipeline supplier or by telecommunications and electricity services. A short term interruption in pipeline supplies would require the utilization of locally-stored liquefied natural gas supplies. A telecommunications or electric outage would require the Company to enact business contingency and disaster recovery measures to enable the continuation of service to its customers.

The Company has initiated the development of a business contingency plan concerning Y2K risks to its internal systems, embedded chips and significant suppliers. Detailed plans for critical business processes are expected to be developed and tested by the end of the third quarter of 1999.

Forward Looking Information
---------------------------

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


                          PART II - OTHER INFORMATION


Item 5.  Other Information
--------------------------

    None




Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

a.  Exhibits
    --------

    None



b.  Reports on Form 8-K
    -------------------

    None

                                  SIGNATURES
                                  ----------


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     COLONIAL GAS COMPANY
                                     --------------------
                                            (Registrant)


Date:  May 13, 1999              /s/ F. L. Putnam, III
       ------------              -------------------------------------
                                 F. L. Putnam, III
                                 President and Chief Executive Officer


Date:  May 13, 1999              /s/ Nickolas Stavropoulos
       ------------              -------------------------------------
                                 Nickolas Stavropoulos
                                 Executive Vice President - Finance,
                                 Marketing and Chief Financial Officer