Form 10-Q
period 1999-06-30
COLONIAL GAS CO
filed 1999-08-13
CIK 60653

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

_______________________________________________________________________________
                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended June 30, 1999

                                      OR

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

     Yes  [X]       No  [_]


The number of shares of the registrant's common stock, $3.33 par value, outstanding as of July 1, 1999 was 8,950,717

                             COLONIAL GAS COMPANY
                             --------------------

                                     INDEX
                                     -----

                                                             PAGE NO.
                                                            --------
PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

  Consolidated Condensed Statements of Operations -
          Three Months Ended June 30, 1999 and 1998               3
          Six Months Ended June 30, 1999 and 1998                 4

  Consolidated Condensed Balance Sheets -
          June 30, 1999, December 31, 1998 and
          June 30, 1998                                         5-6

  Consolidated Condensed Statements of Cash Flows -
          Six Months Ended June 30, 1999 and 1998                 7

  Notes to Consolidated Condensed Financial Statements            8

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition                   9-11


PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders    12

Item 5.   Other Information                                      12

Item 6.   Exhibits and Reports on Form 8-K                       12

SIGNATURES                                                       13

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                     COLONIAL GAS COMPANY AND SUBSIDIARIES
                     -------------------------------------
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                -----------------------------------------------
                                  (UNAUDITED)
                                  -----------

                                                                Three Months Ended
                                                                    June 30,
                                                                    -------
                                                                1999          1998
                                                                ----          ----
                                                                 (In Thousands Except
                                                                  Per Share Amounts)
Operating Revenues                                             $25,579         $25,684
   Cost of gas sold                                             12,118          13,662
                                                               -------         -------
       Operating Margin                                         13,461          12,022
                                                               -------         -------
Operating Expenses:
   Operations                                                    7,912           6,958
   Maintenance                                                   1,538           1,136
   Depreciation and Amortization                                 3,783           3,229
   Taxes, other than income                                      1,554           1,494
                                                               -------         -------
       Total Operating Expenses                                 14,787          12,817
                                                               -------         -------
Income Taxes (Credit)                                           (1,007)         (1,051)
                                                               -------         -------
Utility Operating Loss                                            (319)            256
Other Operating Income (Loss):
   Energy Trucking revenues                                        803             617
   Energy Trucking expenses, including income
       taxes and interest                                          880             825
                                                               -------         -------
       Energy Trucking loss                                        (77)           (208)
   Other, net of income taxes                                      (11)            107
                                                               -------         -------
Total Other Operating Loss                                         (88)           (101)
Non-Operating Income, Net                                          138             260
Merger Related Expenses, Net of Income Tax                        (253)             --
                                                               -------         -------
Income (Loss) Before Interest and Debt Expense                    (522)            415
Interest and Debt Expense                                        2,275           2,186
                                                               -------         -------
Net Loss                                                       $(2,797)        $(1,771)
                                                               =======         =======
Average Common Shares Outstanding                                8,950           8,740
                                                               =======         =======
Loss per Average Common Share                                  $ (0.31)        $ (0.20)
                                                               =======         =======
Dividends Paid per Common Share                                $  .355         $  .345
                                                               =======         =======

    (See accompanying notes to consolidated condensed financial statements)

                     COLONIAL GAS COMPANY AND SUBSIDIARIES
                     -------------------------------------
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                -----------------------------------------------
                                  (UNAUDITED)
                                  -----------

                                                                 Six Months Ended
                                                                    June 30,
                                                                    --------
                                                              1999         1998
                                                              ----         ----
                                                              (In Thousands Except
                                                               Per Share Amounts)
Operating Revenues                                          $113,573        $103,507
   Cost of gas sold                                           58,831          54,579
                                                            --------        --------
       Operating Margin                                       54,742          48,928
                                                            --------        --------
Operating Expenses:
   Operations                                                 15,339          13,608
   Maintenance                                                 2,851           2,204
   Depreciation and Amortization                               7,565           6,413
   Taxes, other than income                                    2,918           2,748
                                                            --------        --------
       Total Operating Expenses                               28,673          24,973
                                                            --------        --------
Income Taxes                                                   8,782           7,624
                                                            --------        --------
Utility Operating Income                                      17,287          16,331
Other Operating Income (Loss):
   Energy Trucking revenues                                    1,864           1,023
   Energy Trucking expenses, including income
       taxes and interest                                      2,017           1,186
                                                            --------        --------
       Energy Trucking net loss                                 (153)           (163)
   Other, net of income taxes                                    (55)            158
                                                            --------        --------
Total Other Operating Income (Loss)                             (208)             (5)
Non-Operating Income, Net                                        236             436
Merger Related Expenses, Net of Income Taxes                    (491)             --
                                                            --------        --------
Income Before Interest and Debt Expense                       16,824          16,762
Interest and Debt Expense                                      4,505           4,321
                                                            --------        --------
Net Income                                                  $ 12,319        $ 12,441
                                                            ========        ========
Average Common Shares Outstanding                              8,936           8,722
                                                            ========        ========
Income per Average Common Share                             $   1.38        $   1.43
                                                            ========        ========
Dividends Paid per Common Share                             $   0.70        $   0.68
                                                            ========        ========

    (See accompanying notes to consolidated condensed financial statements)

                     COLONIAL GAS COMPANY AND SUBSIDIARIES
                     -------------------------------------
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                     -------------------------------------
                                    ASSETS
                                    ------

                                                  June 30,            December 31,           June 30,
                                                    1999                  1998                 1998
                                               --------------       ---------------       --------------
                                                 (Unaudited)                                (Unaudited)
                                                                     (In Thousands)
Utility Property:
At original cost                                    $ 403,274             $ 394,222             $379,866
  Accumulated depreciation                           (109,383)             (102,009)             (94,832)
                                                    ---------             ---------             --------
       Net utility property                           293,891               292,213              285,034
Non-Utility Property - Net                              6,829                 7,129                7,423
                                                    ---------             ---------             --------
       Net property                                   300,720               299,342              292,458
                                                    ---------             ---------             --------
Capital Leases - Net                                    1,667                 1,583                1,740
                                                    ---------             ---------             --------

Current Assets:
  Cash and cash equivalents                             2,491                 3,125                1,218
  Accounts receivable                                  13,984                14,591               15,940
       Allowance for doubtful accounts                 (1,657)               (1,350)              (3,420)
  Accrued utility revenues                                560                 7,876                  821
  Unbilled gas costs                                   (2,084)               18,195                8,125
  Fuel and other inventories                           12,359                15,618               12,144
  Prepayments and other current assets                  6,207                 9,513                6,994
                                                    ---------             ---------             --------

       Total current assets                            31,860                67,568               41,822
                                                    ---------             ---------             --------

Deferred Charges and Other Assets:
  Unrecovered deferred income taxes                     7,961                 8,349                8,626
  Unrecovered Demand Side Management -
     costs                                              6,431                 6,661                8,058
  Unrecovered environmental expenses -
     incurred                                           2,774                 3,633                3,349
  Unrecovered environmental expenses -
     accrued                                              200                   200                  607
  Unrecovered transition costs - accrued                  700                   700                2,800
  Other                                                13,146                12,968               12,898
                                                    ---------             ---------             --------
       Total deferred charges
       and other assets                                31,212                32,511               36,338
                                                    ---------             ---------             --------
Total Assets                                        $ 365,459             $ 401,004             $372,358
                                                    =========             =========             ========

    (See accompanying notes to consolidated condensed financial statements)

                     COLONIAL GAS COMPANY AND SUBSIDIARIES
                     -------------------------------------
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                     -------------------------------------
                        LIABILITIES AND CAPITALIZATION
                        ------------------------------

                                                  June 30,            December 31,           June 30,
                                                    1999                  1998                 1998
                                               --------------       ---------------       --------------
                                                 (Unaudited)                                (Unaudited)
                                                                     (In Thousands)
Capitalization:
  Common equity:
     Common Stock - part value $ 3.33 per share
      Authorized - 15,000 shares
       Issued and outstanding - 8,951
       8,910 and 8,766                               $ 29,806              $ 29,669             $ 29,191
     Premium on common stock                           64,341                63,080               59,177
     Retained earnings                                 42,238                36,173               42,433
                                                     --------              --------             --------
       Total Common equity                            136,385               128,922              130,801
  Long-term debt                                      120,000               120,000              110,015
                                                     --------              --------             --------

       Total capitalization                           256,385               248,922              240,816
                                                     --------              --------             --------

Capital Lease Obligations                               1,021                   963                  276
                                                     --------              --------             --------

Current Liabilities:
  Current maturities of long-term debt                     15                   102                  171
  Current capital lease obligations                       646                   620                1,464
  Notes payable                                         8,500                52,000               37,000
  Gas inventory purchase obligations                    8,269                14,125                8,084
  Accounts payable                                     11,370                12,186                8,997
  Other                                                17,604                10,550               12,070
                                                     --------              --------             --------

       Total current liabilities                       46,404                89,583               67,786
                                                     --------              --------             --------

Deferred Credits and Reserves:
  Deferred income taxes-funded                         45,445                44,555               43,364
  Deferred income taxes-unfunded                        7,961                 8,349                8,626
  Accrued environmental expenses                          200                   200                  607
  Accrued transition costs                                700                   700                2,800
  Other                                                 7,343                 7,732                8,083
                                                     --------              --------             --------

     Total deferred credits and reserves               61,649                61,536               63,480
                                                     --------              --------             --------

Total Capitalization and Liabilities                 $365,459              $401,004             $372,358
                                                     ========              ========             ========

    (See accompanying notes to consolidated condensed financial statements)

                     COLONIAL GAS COMPANY AND SUBSIDIARIES
                     -------------------------------------
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                  (UNAUDITED)
                                  -----------

                                                                     Six Months Ended
                                                                          June 30,
                                                                          --------
                                                                 1999                  1998
                                                                 ----                  ----
                                                                       (In Thousands)
Cash Flows From Operating Activities:
   Net income                                                  $ 12,319              $ 12,441
   Adjustments to reconcile net income to net cash                4,852                 8,166
   Changes in current assets and liabilities                     45,734                21,703
                                                               --------              --------

       Net cash provided by operating activities                 62,905                42,310
                                                               --------              --------

Cash Flows From Investing Activities:
   Capital expenditures                                          (9,559)              (16,962)
   Non-utility capital expenditures                                  19                  (369)
   Change in deferred accounts                                      305                   209
                                                               --------              --------

       Net cash used in investing activities                     (9,235)              (17,122)
                                                               --------              --------

Cash Flows From Financing Activities:
   Dividends paid on Common Stock                                (6,255)               (5,932)
   Issuance of Common Stock                                       1,398                 2,160
   Issuance of long-term debt, net of issuance costs                 (4)                9,238
   Retirement of long-term debt                                     (87)              (10,484)
   Change in notes payable                                      (43,500)              (12,400)
   Change in gas inventory purchase obligations                  (5,856)               (6,811)
                                                               --------              --------
       Net cash used in financing activities                    (54,304)              (24,229)
                                                               --------              --------

Net (decrease) increase in cash and cash equivalents               (634)                  959
Cash and cash equivalents at beginning of period                  3,125                   259
                                                               --------              --------

Cash and cash equivalents at end of period                     $  2,491              $  1,218
                                                               ========              ========
Supplemental Disclosures of Cash Flow Information:
   Cash paid during the period for:
       Interest - net of amount capitalized                    $  5,621              $  5,358
                                                               ========              ========

       Income and franchise taxes                              $  3,595              $  3,608
                                                               ========              ========


    (See accompanying notes to consolidated condensed financial statements)

                     COLONIAL GAS COMPANY AND SUBSIDIARIES
                     -------------------------------------
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
             ----------------------------------------------------
                                  (UNAUDITED)
                                  -----------

1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1999 and 1998 and results of operations for the three and six month periods ended June 30, 1999 and 1998 and cash flows for the six month period ended June 30, 1999 and 1998.

2. Due to the significant impact of gas used for space heating during the heating season (November-April) and the Company's seasonal rate structure, the results of operations for the three month and six month periods ending June 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

3. During the six months ended June 30, 1999, the Company issued 41,000 shares of Common Stock, $3.33 par value, under a Dividend Reinvestment and Common Stock Purchase Plan and under an Employee Savings Plan. As a result, Common Stock, $3.33 par value, increased $137,000 and Premium on Common Stock increased $1,261,000.

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

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations
---------------------

               Three Months Ended June 30, 1999 and June 30, 1998
               --------------------------------------------------

  The Company's net loss was $2,797,000, or $0.31 per share, for the quarter ended June 30, 1999, an increase of $1,026,000 over the comparable 1998 period. The Company typically incurs losses for the second and third quarters while reporting profits for the first and fourth quarters. This is due to significantly higher natural gas sales throughout the colder months to meet customers' heating needs. Approximately 90% of the Company's residential customers are heating accounts.

  Although operating margin increased by $1,439,000, or 12%, it was more than offset by increased operating expenses. Operations and maintenance expenses increased by $1,356,000, or 17%, principally due to increases in payroll, customer service expenses and system maintenance expenses. Depreciation and amortization increased by $554,000, or 17%, due to increased utility plant to support growth and the completion of the new customer information and billing system in mid 1998. The second quarter of 1999 also included merger-related expenses, after tax, of $253,000.

  Interest and debt expense increased $89,000, or 4% for the three months ended June 30, 1999 compared to the same period last year due to higher levels of borrowing.

                    Six Months Ended June 30, 1999 and 1998
                    ---------------------------------------

  Net income for the six months ended June 30, 1999 was $12,319,000, or $1.38 per share, compared to $12,441,000, or $1.43 per share, for the same period in 1998. Weather in 1999, although 4.7% warmer than normal, was 8.3% colder than 1998. This, together with customer growth, resulted in increased operating margin for the six month period ended June 30, 1999 of $5,814,000, or 11.9%, compared to the six month period ended June 30, 1998.

  Total operating expenses increased by $3,700,000, or 14.8%. Operations and maintenance expenses increased by $2,378,000, or 15%, primarily due to the reasons noted above for the three month period. Depreciation and amortization expense increased by $1,152,000, or 18%, due to increased utility plant to support growth and the completion of the new customer information and billing system in mid 1998.

  Other operating income (net of income taxes) decreased $203,000 from the comparable 1998 period primarily as a result of a $213,000 decrease in merchandise and jobbing net income.

  Non-operating income (net of income taxes) decreased $200,000 from last year primarily due to a reduction in the allowance for funds used during construction.

  Merger related expenses (net of income taxes) were $491,000 in 1999. These costs are associated with the Company's pending merger with Eastern Enterprises.

  Interest and debt expense increased $184,000, or 4% due to increased borrowings.

Regulatory Matters
------------------

On October 17, 1998, the Company entered into an Agreement and Plan of Reorganization (the "Merger Agreement") with Eastern Enterprises ("Eastern"), a Massachusetts business trust which owns all of the outstanding stock of two other Massachusetts local gas distribution companies, Boston Gas Company ("Boston Gas") and Essex Gas Company. The Merger Agreement provides for the merger of the Company with and into a subsidiary of Eastern, as a result of which the Company will become a wholly owned subsidiary of Eastern. The pending merger was approved by shareholders of Colonial and Eastern at separate special shareholder meetings, which were held on February 10, 1999. The Massachusetts Department of Telecommunications and Energy has approved the pending merger on July 16, 1999. Anti-trust clearance has also been obtained. The pending merger is expected to close on August 31, 1999, subject to the final approval of the Securities and Exchange Commission.

Year 2000
---------
                              State of Readiness
                              ------------------

In connection with that pending merger, the Company is addressing certain Year 2000 ("Y2K") issues through system integrations with Boston Gas, Eastern's largest gas utility subsidiary. The Company has established, in concert with Boston Gas, a specialized Y2K program team that is implementing a systematic program of inventory, assessment and remediation. Information technology ("IT") systems and embedded chip systems which are "mission critical", i.e. those which would have a significant adverse impact on the operation of the core business of the Company and its subsidiary, Transgas, in the event of a Y2K problem, have been identified. Through this Y2K program team, the Company is in the process of testing, upgrading, replacing or remediating its mission critical IT systems. The Company has completed its Y2K work on approximately one half of its mission critical systems, with the remaining mission critical systems to be addressed through conversions to Y2K compliant Boston Gas systems during the third quarter of 1999. The Company plans to complete its appropriate Y2K work on non-mission critical IT systems within this same timeframe. In the event the pending merger is not completed within the third quarter , the Company anticipates entering into appropriate contractual arrangements with Boston Gas to utilize certain of its Y2K compliant systems.

With respect to embedded chip systems, the Company has now completed its inventory, assessment and action plan. The action plan consisted of testing, upgrading, replacement or other remediation of embedded chips.

The Company has identified critical third party vendors and continues to work with them to keep apprised of their Y2K readiness. It appears, based on information gathered to date, that the majority of the Company's firm gas suppliers and interstate pipeline service providers achieved Y2K compliance by the end of the second quarter of 1999, and that all are committed to being Y2K compliant by the fourth quarter of 1999. Notwithstanding the Company's efforts with third parties, there can be no assurance that the systems of third parties on which the Company's systems rely will be timely converted or that any such failure to convert by a third party would not have an adverse effect on the Company's operations.

                         Cost of Year 2000 Remediation
                         -----------------------------

Based on its current information, without any system integrations with Boston Gas, the Company believes the cost of its Y2K compliance would approximate $1.5 million. With the system integrations expected with Boston Gas, the Company anticipates actual Y2K remediation costs to be significantly lower than this amount. During the first half of 1999, Y2K compliance expenses were approximately $300,000. Substantially all remaining Y2K remediation costs are expected to be incurred during the third quarter of 1999.

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

Forward Looking Information
---------------------------

This report and other Company reports contain forward looking statements which are subject to the inherent uncertainties in predicting future results and conditions. Certain factors that could cause actual results to differ materially from those projected in these forward looking statements include, but are not limited to, the completion of the merger with Eastern Enterprises, variations in weather, changes in the regulatory environment, customers' preferences on energy sources, general economic conditions, increased competition and other uncertainties, all of which are difficult to predict, and many of which are beyond the control of the Company.

                          PART II - OTHER INFORMATION

Item 4.   Submission of Matters to Vote of Security Holders
-----------------------------------------------------------

The Annual Meeting of Stockholders of the Company was held on April 21, 1999.
At the Annual Meeting, the Stockholders voted to re-elect all Class III Director nominees as follows:

Victor W. Baur, with 7,210,719 shares voting for and 74,832 shares voting against or withholding authority;

F.L. Putnam, III, with 7,209,991 shares voting for and 75,560 shares voting against or withholding authority;

Richard A. Perkins, with 7,207,366 shares voting for and 78,185 shares voting against or withholding authority; and

Andrew B. Sides, with 7,197,189 shares voting for and 88,362 shares voting against or withholding authority.

It is anticipated that upon completion of the pending merger with Eastern Enterprises, all Directors of the Company will be replaced.




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

                                     COLONIAL GAS COMPANY
                                     --------------------
                                            (Registrant)


Date:  August 11, 1999            s/F. L. Putnam, III
       ---------------            -------------------------------------
                                  F. L. Putnam, III
                                  President and Chief Executive Officer


Date:  August 11, 1999            s/Nickolas Stavropoulos
       ---------------            -------------------------------------
                                  Nickolas Stavropoulos
                                  Executive Vice President - Finance,
                                  Marketing and Chief Financial Officer