Form 10-Q/A
period 1999-03-31
COLONIAL GAS CO
filed 1999-08-24
CIK 60653

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

   -------------------------------------------------------------------------
                                  FORM 10-Q/A


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

                                AMENDMENT NO. 1

The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Quarterly Report for the quarter ended March 31, 1999, on Form 10-Q as set forth in the pages attached hereto to reflect a revision in the cost of gas sold and other items affected thereby in the financial statements of the first quarter and the twelve months ended March 31, 1999.

                Part 1
                Item 1 - Financial Statements

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                     COLONIAL GAS COMPANY AND SUBSIDIARIES
                     -------------------------------------
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                  -------------------------------------------
                                  (UNAUDITED)
                                  -----------

AMENDED
                                                 Three Months Ended
                                                      March 31,
                                                ---------------------
                                                  1999        1998
                                                ---------  ----------
                                                (In Thousands Except
                                                 Per Share Amounts)

Operating Revenues                               $87,994      $77,822
  Cost of gas sold                                49,113       40,917
                                                 -------      -------
       Operating Margin                           38,881       36,905
                                                 -------      -------

Operating Expenses:
  Operations                                       7,427        6,650
  Maintenance                                      1,313        1,067
  Depreciation and Amortization                    3,783        3,184
  Taxes, other than income                         1,364        1,254
                                                 -------      -------
       Total Operating Expenses                   13,887       12,155
                                                 -------      -------
Income Taxes                                       8,788        8,675
                                                 -------      -------

Utility Operating Income                          16,206       16,075

Other Operating Income:
  Energy Trucking revenues                         1,061          406
  Energy Trucking expenses, including income
       taxes and interest                          1,137          361
                                                 -------      -------
       Energy Trucking net (loss) income             (76)          45
  Other, net of income taxes                         (44)          51
                                                 -------      -------
Total Other Operating (Loss) Income                 (120)          96

Non-Operating Income, Net                             87          176
Merger Costs, Net                                   (227)           -
                                                 -------      -------
Income Before Interest and Debt Expense           15,946       16,347

Interest and Debt Expense                          2,230        2,135
                                                 -------      -------
Net Income                                       $13,716      $14,212
                                                 =======      =======
Average Common Shares Outstanding                  8,922        8,703
                                                 =======      =======
Income per Average Common Share                  $  1.54      $  1.63
                                                 =======      =======
Dividends Paid per Common Share                  $  .345      $  .335
                                                 =======      =======

    (See accompanying notes to consolidated condensed financial statements)

                     COLONIAL GAS COMPANY AND SUBSIDIARIES
                     -------------------------------------
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                  -------------------------------------------
                                  (UNAUDITED)
                                  -----------

AMENDED
                                                 Twelve Months Ended
                                                       March 31,
                                                ---------------------
                                                   1999        1998
                                                ---------    --------
                                                (In Thousands Except
                                                 Per Share Amounts)
Operating Revenues                                $178,151   $181,901
  Cost of gas sold                                  96,323     99,655
                                                  --------   --------
       Operating Margin                             81,828     82,246
                                                  --------   --------

Operating Expenses:
  Operations                                        28,569     29,257
  Maintenance                                        5,040      4,425
  Depreciation and Amortization                     14,034     12,260
  Taxes, other than income                           5,266      5,132
                                                  --------   --------
       Total Operating Expenses                     52,909     51,074
                                                  --------   --------

Income Taxes                                         7,930      9,216
                                                  --------   --------

Utility Operating Income                            20,989     21,956

Other Operating Income:
  Energy Trucking revenues                           4,378      4,596
  Energy Trucking expenses, including income
       taxes and interest                            4,466      4,305
                                                  --------   --------
       Energy Trucking net (loss) income               (88)       291
  Other, net of income taxes                           223        317
                                                  --------   --------
Total Other Operating Income                           135        608
Non-Operating Income, Net                              851        659
Merger Costs, Net                                   (1,353)         -
                                                  --------   --------
Income Before Interest and Debt Expense             20,622     23,223

Interest and Debt Expense                            8,829      8,264
                                                  --------   --------
Net Income                                        $ 11,793   $ 14,959
                                                  ========   ========
Average Common Shares Outstanding                    8,835      8,640
                                                  ========   ========
Income per Average Common Share                   $   1.33   $   1.73
                                                  ========   ========
Dividends Paid per Common Share                   $   1.38   $   1.34
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
                                    ------

AMENDED
                                             March 31,   December 31,    March 31,
                                               1999          1998          1998
                                            -----------  -------------  -----------
                                            (Unaudited)                 (Unaudited)
                                                        (In Thousands)
Utility Property:
At original cost                             $ 398,360      $ 394,222     $370,317
  Accumulated depreciation                    (105,444)      (102,009)     (91,523)
                                             ---------      ---------     --------
       Net utility property                    292,916        292,213      278,794

Non-Utility Property - Net                       6,981          7,129        7,567
                                             ---------      ---------     --------

       Net property                            299,897        299,342      286,361
                                             ---------      ---------     --------

Capital Leases - Net                             1,583          1,583        2,614
                                             ---------      ---------     --------

Current Assets:
  Cash and cash equivalents                      5,779          3,125        3,092
  Accounts receivable                           33,930         14,591       29,991
    Allowance for doubtful accounts             (1,647)        (1,350)      (3,561)
  Accrued utility revenues                       5,123          7,876        5,447
  Unbilled gas costs                            (2,772)        18,195        8,118
  Fuel and other inventories                     8,971         12,712       10,122
  Prepayments and other current assets           6,451         12,419        6,791
                                             ---------      ---------     --------

       Total current assets                     55,835         67,568       60,000
                                             ---------      ---------     --------

Deferred Charges and Other Assets:
  Unrecovered deferred income taxes              8,155          8,349        8,820
  Unrecovered demand side management
     costs                                       6,646          6,661        8,122
  Unrecovered environmental expenses -
     incurred                                    2,724          3,633        4,135
  Unrecovered environmental expenses -
     accrued                                       200            200          707
  Unrecovered transition costs - accrued           700            700        2,800
  Other                                         12,960         12,968       12,202
                                             ---------      ---------     --------
       Total deferred charges
         and other assets                       31,385         32,511       36,786
                                             ---------      ---------     --------

Total Assets                                 $ 388,700      $ 401,004     $385,761
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
                        ------------------------------

AMENDED
                                                March 31,   December 31,   March 31,
                                                  1999          1998         1998
                                               -----------  ------------  -----------
                                               (Unaudited)                (Unaudited)
                                                           (In Thousands)
Capitalization:
  Common equity:
   Common Stock - par value $3.33 per share
     Authorized - 15,000 shares
     Issued and outstanding - 8,949,
      8,910 and 8,728 shares                   $   29,800   $     29,669  $   29,063
   Premium on common stock                         64,284         63,080      58,262
   Retained earnings                               46,812         36,173      47,219
                                               ----------   ------------  ----------
       Total Common equity                        140,896        128,922     134,544
  Long-term debt                                  120,000        120,000      90,059
                                               ----------   ------------  ----------

       Total capitalization                       260,896        248,922     224,603
                                               ----------   ------------  ----------

Capital Lease Obligations                             963            963       1,528
                                               ----------   ------------  ----------

Current Liabilities:
  Current maturities of long-term debt                 59            102      20,167
  Current capital lease obligations                   620            620       1,086
  Notes payable                                    31,000         52,000      38,500
  Gas inventory purchase obligations                7,722         14,125       9,088
  Accounts payable                                 10,559         12,186      10,482
  Other                                            15,708         10,550      17,268
                                               ----------   ------------  ----------
       Total current liabilities                   65,668         89,583      96,591
                                               ----------   ------------  ----------
Deferred Credits and Reserves:
  Deferred income taxes-funded                     44,748         44,555      42,626
  Deferred income taxes-unfunded                    8,155          8,349       8,820
  Accrued environmental expenses                      200            200         707
  Accrued transition costs                            700            700       2,800
  Other                                             7,370          7,732       8,086
                                               ----------   ------------  ----------
       Total deferred credits and reserves         61,173         61,536      63,039
                                               ----------   ------------  ----------
Total Capitalization and Liabilities           $  388,700   $    401,004  $  385,761
                                               ==========   ============  ==========

    (See accompanying notes to consolidated condensed financial statements)

                     COLONIAL GAS COMPANY AND SUBSIDIARIES
                     -------------------------------------
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                  (UNAUDITED)
                                  -----------

AMENDED
                                                         Three Months Ended
                                                             March 31,
                                                        --------------------
                                                           1999       1998
                                                        ---------  ---------
                                                           (In Thousands)

Cash Flows From Operating Activities:
  Net income                                            $ 13,716   $ 14,212
  Adjustments to reconcile net income to net cash         (1,622)     3,719
  Changes in current assets and liabilities               24,051     12,392
                                                        --------   --------

       Net cash provided by operating activities          36,145     30,323
                                                        --------   --------

Cash Flows From Investing Activities:
  Utility capital expenditures                            (4,669)    (7,489)
  Non-utility capital expenditures                            --       (378)
  Change in deferred accounts                                367       (734)
                                                        --------   --------

       Net cash used in investing activities              (4,302)    (8,602)
                                                        --------   --------

Cash Flows From Financing Activities:
  Dividends paid on Common Stock                          (3,078)    (2,917)
  Issuance of Common Stock                                 1,335      1,117
  Issuance of long-term debt, net of issuance costs           --      9,658
  Retirement of long-term debt, including premiums           (43)   (10,040)
  Change in notes payable                                (21,000)   (10,900)
  Change in gas inventory purchase obligations            (6,403)    (5,807)
                                                        --------   --------
       Net cash used in financing activities             (29,189)   (18,889)
                                                        --------   --------

Net increase (decrease) in cash and cash equivalents       2,654      2,832
Cash and cash equivalents at beginning of period           3,125        259
                                                        --------   --------

Cash and cash equivalents at end of period              $  5,779   $  3,092
                                                        ========   ========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest - net of amount capitalized                $  3,957   $  3,414
                                                        ========   ========

    Income and franchise taxes                          $    265   $    278
                                                        ========   ========

    (See accompanying notes to consolidated condensed financial statements)

                     COLONIAL GAS COMPANY AND SUBSIDIARIES
                     -------------------------------------
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                  (UNAUDITED)
                                  -----------

AMENDED
                                                               Twelve Months Ended
                                                                    March 31,
                                                              ---------------------
                                                                 1999       1998
                                                              ----------  ---------
                                                                 (In Thousands)
Cash Flows From Operating Activities:
  Net income                                                  $  11,793   $  14,959
  Adjustments to reconcile net income to net cash                11,451      19,528
  Changes in current assets and liabilities                      11,049       4,346
                                                              ---------   ---------

       Net cash provided by operating activities                 34,293      38,833
                                                              ---------   ---------

Cash Flows From Investing Activities:
  Capital expenditures                                          (28,272)    (38,441)
  Non-utility Capital expenditures                                   --      (2,210)
  Change in deferred accounts                                     2,087        (200)
                                                              ---------   ---------

       Net cash used in investing activities                    (26,185)    (40,851)
                                                              ---------   ---------

Cash Flows From Financing Activities:
  Dividends paid on Common Stock                                (12,200)    (11,578)
  Issuance of Common Stock                                        6,759       3,832
  Issuance of long-term debt, net of issuance costs              29,457      24,528
  Retirement of long-term debt, including premiums              (20,571)    (15,155)
  Change in notes payable                                        (7,500)     (1,600)
  Change in gas inventory purchase obligations                   (1,366)      1,676
                                                              ---------   ---------
       Net cash (used in) provided by financing activities       (5,421)      1,703
                                                              ---------   ---------

Net decrease in cash and cash equivalents                         2,687        (315)
Cash and cash equivalents at beginning of period                  3,092       3,406
                                                              ---------   ---------

Cash and cash equivalents at end of period                    $   5,779   $   3,092
                                                              =========   =========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest - net of amount capitalized                      $  10,771   $  10,067
                                                              =========   =========

    Income and franchise taxes                                $   7,225   $   7,258
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


Date:  August 24, 1999           /s/ F. L. Putnam, III
       ---------------           -------------------------------------
                                 F. L. Putnam, III
                                 President and Chief Executive Officer


Date:  August 24, 1999           /s/ Nickolas Stavropoulos
       ---------------           -------------------------------------
                                 Nickolas Stavropoulos
                                 Executive Vice President - Finance,
                                 Marketing and Chief Financial Officer