Form 10-Q/A
period 1999-06-30
COLONIAL GAS CO
filed 1999-08-24
CIK 60653

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

_______________________________________________________________________________
                                  FORM 10-Q/A


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

                                AMENDMENT NO. 1

The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Quarterly Report for the six months ended June 30, 1999, on Form 10-Q as set forth in the pages attached hereto to reflect a revision in the cost of gas sold and other items affected thereby in the financial statements for the first quarter of 1999 which is reflected in the six months ended June 30, 1999.

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

AMENDED
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
                                                               =======         =======

    (See accompanying notes to consolidated condensed financial statements)

                     COLONIAL GAS COMPANY AND SUBSIDIARIES
                     -------------------------------------
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                -----------------------------------------------
                                  (UNAUDITED)
                                  -----------

AMENDED
                                                                 Six Months Ended
                                                                    June 30,
                                                                    --------
                                                              1999         1998
                                                              ----         ----
                                                              (In Thousands Except
                                                               Per Share Amounts)
Operating Revenues                                          $113,573        $103,507
   Cost of gas sold                                           61,231          54,579
                                                            --------        --------
       Operating Margin                                       52,342          48,928
                                                            --------        --------
Operating Expenses:
   Operations                                                 15,339          13,608
   Maintenance                                                 2,851           2,204
   Depreciation and Amortization                               7,565           6,413
   Taxes, other than income                                    2,918           2,748
                                                            --------        --------
       Total Operating Expenses                               28,673          24,973
                                                            --------        --------
Income Taxes                                                   7,782           7,624
                                                            --------        --------
Utility Operating Income                                      15,887          16,331
Other Operating Income (Loss):
   Energy Trucking revenues                                    1,864           1,023
   Energy Trucking expenses, including income
       taxes and interest                                      2,017           1,186
                                                            --------        --------
       Energy Trucking net loss                                 (153)           (163)
   Other, net of income taxes                                    (55)            158
                                                            --------        --------
Total Other Operating Income (Loss)                             (208)             (5)
Non-Operating Income, Net                                        236             436
Merger Related Expenses, Net of Income Taxes                    (491)             --
                                                            --------        --------
Income Before Interest and Debt Expense                       15,424          16,762
Interest and Debt Expense                                      4,505           4,321
                                                            --------        --------
Net Income                                                  $ 10,919        $ 12,441
                                                            ========        ========
Average Common Shares Outstanding                              8,936           8,722
                                                            ========        ========
Income per Average Common Share                             $   1.22        $   1.43
                                                            ========        ========
Dividends Paid per Common Share                             $   0.70        $   0.68
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
                                    ------

AMENDED
                                                  June 30,            December 31,           June 30,
                                                    1999                  1998                 1998
                                               --------------       ---------------       --------------
                                                 (Unaudited)                                (Unaudited)
                                                                     (In Thousands)
Utility Property:
At original cost                                    $ 403,274             $ 394,222             $379,866
  Accumulated depreciation                           (109,383)             (102,009)             (94,832)
                                                    ---------             ---------             --------
       Net utility property                           293,891               292,213              285,034
Non-Utility Property - Net                              6,829                 7,129                7,423
                                                    ---------             ---------             --------
       Net property                                   300,720               299,342              292,458
                                                    ---------             ---------             --------
Capital Leases - Net                                    1,667                 1,583                1,740
                                                    ---------             ---------             --------

Current Assets:
  Cash and cash equivalents                             2,491                 3,125                1,218
  Accounts receivable                                  13,984                14,591               15,940
       Allowance for doubtful accounts                 (1,657)               (1,350)              (3,420)
  Accrued utility revenues                                560                 7,876                  821
  Unbilled gas costs                                   (4,484)               18,195                8,125
  Fuel and other inventories                           12,359                15,618               12,144
  Prepayments and other current assets                  6,207                 9,513                6,994
                                                    ---------             ---------             --------

       Total current assets                            29,460                67,568               41,822
                                                    ---------             ---------             --------

Deferred Charges and Other Assets:
  Unrecovered deferred income taxes                     7,961                 8,349                8,626
  Unrecovered Demand Side Management -
     costs                                              6,431                 6,661                8,058
  Unrecovered environmental expenses -
     incurred                                           2,774                 3,633                3,349
  Unrecovered environmental expenses -
     accrued                                              200                   200                  607
  Unrecovered transition costs - accrued                  700                   700                2,800
  Other                                                13,146                12,968               12,898
                                                    ---------             ---------             --------
       Total deferred charges
       and other assets                                31,212                32,511               36,338
                                                    ---------             ---------             --------
Total Assets                                        $ 363,059             $ 401,004             $372,358
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
                        ------------------------------

AMENDED
                                                  June 30,            December 31,           June 30,
                                                    1999                  1998                 1998
                                               --------------       ---------------       --------------
                                                 (Unaudited)                                (Unaudited)
                                                                     (In Thousands)
Capitalization:
  Common equity:
     Common Stock - part value $ 3.33 per share
      Authorized - 15,000 shares
       Issued and outstanding - 8,951
       8,910 and 8,766                               $ 29,806              $ 29,669             $ 29,191
     Premium on common stock                           64,341                63,080               59,177
     Retained earnings                                 40,838                36,173               42,433
                                                     --------              --------             --------
       Total Common equity                            134,985               128,922              130,801
  Long-term debt                                      120,000               120,000              110,015
                                                     --------              --------             --------

       Total capitalization                           254,985               248,922              240,816
                                                     --------              --------             --------

Capital Lease Obligations                               1,021                   963                  276
                                                     --------              --------             --------

Current Liabilities:
  Current maturities of long-term debt                     15                   102                  171
  Current capital lease obligations                       646                   620                1,464
  Notes payable                                         8,500                52,000               37,000
  Gas inventory purchase obligations                    8,269                14,125                8,084
  Accounts payable                                     11,370                12,186                8,997
  Other                                                16,604                10,550               12,070
                                                     --------              --------             --------

       Total current liabilities                       45,404                89,583               67,786
                                                     --------              --------             --------

Deferred Credits and Reserves:
  Deferred income taxes-funded                         45,445                44,555               43,364
  Deferred income taxes-unfunded                        7,961                 8,349                8,626
  Accrued environmental expenses                          200                   200                  607
  Accrued transition costs                                700                   700                2,800
  Other                                                 7,343                 7,732                8,083
                                                     --------              --------             --------

     Total deferred credits and reserves               61,649                61,536               63,480
                                                     --------              --------             --------

Total Capitalization and Liabilities                 $363,059              $401,004             $372,358
                                                     ========              ========             ========

    (See accompanying notes to consolidated condensed financial statements)

                     COLONIAL GAS COMPANY AND SUBSIDIARIES
                     -------------------------------------
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                  (UNAUDITED)
                                  -----------

AMENDED
                                                                     Six Months Ended
                                                                          June 30,
                                                                          --------
                                                                 1999                  1998
                                                                 ----                  ----
                                                                       (In Thousands)
Cash Flows From Operating Activities:
   Net income                                                  $ 10,919              $ 12,441
   Adjustments to reconcile net income to net cash                4,852                 8,166
   Changes in current assets and liabilities                     47,134                21,703
                                                               --------              --------

       Net cash provided by operating activities                 62,905                42,310
                                                               --------              --------

Cash Flows From Investing Activities:
   Capital expenditures                                          (9,559)              (16,962)
   Non-utility capital expenditures                                  19                  (369)
   Change in deferred accounts                                      305                   209
                                                               --------              --------

       Net cash used in investing activities                     (9,235)              (17,122)
                                                               --------              --------

Cash Flows From Financing Activities:
   Dividends paid on Common Stock                                (6,255)               (5,932)
   Issuance of Common Stock                                       1,398                 2,160
   Issuance of long-term debt, net of issuance costs                 (4)                9,238
   Retirement of long-term debt                                     (87)              (10,484)
   Change in notes payable                                      (43,500)              (12,400)
   Change in gas inventory purchase obligations                  (5,856)               (6,811)
                                                               --------              --------
       Net cash used in financing activities                    (54,304)              (24,229)
                                                               --------              --------

Net (decrease) increase in cash and cash equivalents               (634)                  959
Cash and cash equivalents at beginning of period                  3,125                   259
                                                               --------              --------

Cash and cash equivalents at end of period                     $  2,491              $  1,218
                                                               ========              ========
Supplemental Disclosures of Cash Flow Information:
   Cash paid during the period for:
       Interest - net of amount capitalized                    $  5,621              $  5,358
                                                               ========              ========

       Income and franchise taxes                              $  3,595              $  3,608
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