Form 10-Q
period 1999-09-30
COLONIAL GAS CO
filed 1999-11-04
CIK 60653

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



         (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                              SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended             September 30, 1999
                                  ---------------------------------------

                                       OR

         (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

       For the transition period from __________________ to _____________

                        Commission File Number 0-10007
                                               -------

                             COLONIAL GAS COMPANY
             --------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        MASSACHUSETTS                                           04-3480443
 ------------------------------                             --------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)


                ONE BEACON STREET, BOSTON, MASSACHUSETTS 02108
                -----------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                 617-742-8400
              --------------------------------------------------
             (Registrant's telephone number, including area code)


                40 Market Street, Lowell, Massachusetts  01852
             ----------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last report.



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No ___
    ---

Common stock of Registrant at the date of this report was 100 shares, all held by Eastern Enterprises.

                        PART I.  FINANCIAL INFORMATION
                        ------------------------------

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

Company or group of companies for which report is filed:

COLONIAL GAS COMPANY AND SUBSIDIARY ("Company")

Consolidated Statements of Earnings
-----------------------------------

                                                                 (In Thousands)

                                             One Month            Two Months             Three Months
                                               Ended                Ended                    Ended
                                           -------------         ------------            -------------

                                           September 30,           August 31,             September 30,
                                               1999                   1999                    1998
                                             -------                 ------                  -------
                                                                 (Predecessor)            (Predecessor)
OPERATING REVENUES                           $ 4,446                  $ 9,052                  $12,347
 Cost of gas sold                              2,285                    4,846                    5,757
                                             -------                  -------                  -------
 Operating Margin                              2,161                    4,206                    6,590

OPERATING EXPENSES:
 Operations                                    2,370                    6,301                    7,935
 Maintenance                                     366                    1,088                    1,187
 Depreciation and amortization                 1,127                    2,521                    3,524
 Amortization of Goodwill                        502                        -                        -
 Income taxes                                 (1,186)                  (3,858)                  (3,250)
 Merger Related Expenses                           -                    3,025                        -
                                             -------                  -------                  -------
 Total Operating Expenses                      3,179                    9,077                    9,396
                                             -------                  -------                  -------
OPERATING EARNINGS (LOSS)                     (1,018)                  (4,871)                  (2,806)
                                             -------                  -------                  -------

OTHER EARNINGS, NET                               29                       85                       53
                                             -------                  -------                  -------

EARNINGS (LOSS) BEFORE INTEREST EXPENSE         (989)                  (4,786)                  (2,753)
                                             -------                  -------                  -------

INTEREST EXPENSE:
 Long-term debt                                  711                    1,423                    1,996
 Other, including amortization
   of debt expense                               577                      248                      640
 Less - Interest during construction              (1)                     (57)                    (176)
                                             -------                  -------                  -------
 Total Interest Expense                        1,287                    1,614                    2,460
                                             -------                  -------                  -------

NET EARNINGS (LOSS) APPLICABLE TO
  COMMON STOCK                               $(2,276)                 $(6,400)                 $(5,213)
                                             =======                  =======                  =======

COMMON STOCK DIVIDENDS                       $     -                  $     -                  $ 3,041
                                             =======                  =======                  =======

The accompanying notes are an integral part of these consolidated financial statements.

                        PART I.  FINANCIAL INFORMATION
                        ------------------------------

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

Company or group of companies for which report is filed:

COLONIAL GAS COMPANY AND SUBSIDIARY ("Company")

Consolidated Statements of Earnings
-----------------------------------

                                                                (In Thousands)

                                             One Month           Eight Months            Nine Months
                                               Ended                Ended                   Ended
                                           -------------         ------------           -------------

                                               September 30,       August 31,            September 30,
                                                   1999               1999                    1998
                                                 -------            --------                --------
                                                                 (Predecessor)           (Predecessor)
OPERATING REVENUES                               $ 4,446             $122,626                $115,854
 Cost of gas sold                                  2,285               65,320                  59,174
                                                 -------             --------                --------
 Operating Margin                                  2,161               57,306                  56,680

OPERATING EXPENSES:
 Operations                                        2,370               23,679                  24,292
 Maintenance                                         366                4,835                   3,390
 Depreciation and amortization                     1,127               10,086                   9,937
 Amortization of Goodwill                            502                    -                       -
 Income taxes                                     (1,186)               3,639                   4,374
 Merger Related Expenses                               -                3,788                       -
                                                 -------             --------                --------
 Total Operating Expenses                          3,179               46,027                  41,993
                                                 -------             --------                --------
OPERATING EARNINGS (LOSS)                         (1,018)              11,279                  14,687

OTHER EARNINGS (LOSS), NET                            29                  (20)                    139
                                                 -------             --------                --------

EARNINGS (LOSS) BEFORE INTEREST EXPENSE             (989)              11,259                  14,826

INTEREST EXPENSE:
 Long-term debt                                      711                5,689                   6,043
 Other, including amortization
   of debt expense                                   577                1,244                   2,077
 Less - Interest during construction                  (1)                (194)                   (520)
                                                 -------             --------                --------
 Total Interest Expense                            1,287                6,739                   7,600
                                                 -------             --------                --------

NET EARNINGS (LOSS) APPLICABLE TO
   COMMON STOCK                                  $(2,276)            $  4,520                $  7,226
                                                 =======             ========                ========

COMMON STOCK DIVIDENDS                           $     -             $  6,255                $  8,973
                                                 =======             ========                ========

The accompanying notes are an integral part of these consolidated financial statements.

Colonial Gas Company and Subsidiary
-----------------------------------

Consolidated Balance Sheets
---------------------------

                                                             (In Thousands)

                                             September 30,    September 30,    December 31,
                                                 1999             1998             1998
                                              -----------      -----------     ------------
                                                              (Predecessor)    (Predecessor)
ASSETS

GAS PLANT, at cost                            $ 387,638           $389,816       $  395,986
  Less-Accumulated depreciation                (106,290)           (98,443)        (102,009)
                                              ---------           --------        ---------
       Total Net Plant                          281,348            291,373          293,977
                                              ---------           --------        ---------

NON-UTILITY PROPERTY-NET                              -              7,107            6,948
                                              ---------           --------        ---------

CURRENT ASSETS:

  Cash and cash equivalents                        (714)             1,139            3,125
  Accounts receivable, less reserves
    of $3,145 and $2,453 at
    September 30, 1999 and 1998,
    respectively, and $2,551 at
    December 31, 1998                             4,827              4,728           13,241
  Accounts receivable - affiliates                1,406                  -                -
  Accrued utility margin                            710                710            7,876
  Deferred gas costs                              2,189             14,582           18,195
  Supplemental gas inventories                   13,514             12,888           12,712
  Materials and supplies                          2,351              3,102            2,906
  Prepaid expenses                                  597             12,214            9,513
                                              ---------           --------        ---------

       Total Current Assets                      24,880             49,363           67,568
                                              ---------           --------        ---------


OTHER ASSETS:

  Excess of cost over fair value of
    acquired net assets, less amortization      240,300                  -                -
  Deferred charges and other assets               4,675             35,643           32,511
                                              ---------           --------        ---------
       Total Other Assets                       244,975             35,643           32,511
                                              ---------           --------        ---------

TOTAL ASSETS                                  $ 551,203           $383,486        $ 401,004
                                              =========           ========        =========

The accompanying notes are an integral part of these consolidated financial statements.

Colonial Gas Company and Subsidiary
-----------------------------------

Consolidated Balance Sheets
---------------------------

                                                            (In Thousands)

                                                September 30,  September 30, December 31,
                                                      1999       1998         1998
                                                -------------  ------------- ------------
                                                              (Predecessor)  (Predecessor)

LIABILITIES AND STOCKHOLDER'S INVESTMENT
CAPITALIZATION:
 Common stock equity                                 $223,391     $124,795     $128,922
 Long-term obligations, less current portion          121,022      111,041      120,963
                                                     --------     --------     --------
     Total Capitalization                             344,413      235,836      249,885
                                                     --------     --------     --------

ADVANCES FROM PARENT COMPANY                          100,000            -            -
                                                     --------     --------     --------


CURRENT LIABILITIES:
  Current portion of long-term obligations                646          783          722
  Notes payable                                        24,000       51,300       52,000
  Gas inventory financing                              10,870       11,860       14,125
  Accounts payable                                      8,776        8,522       12,186
  Accounts payable - affiliates                         2,981            -            -
  Accrued taxes                                           606            -            -
  Accrued income taxes                                 (4,114)      (1,832)           -
  Accrued interest                                      2,232        2,055        2,698
  Customer deposits                                       616          808          818
  Refunds due customers                                 5,570            -            -
  Other                                                 8,790       10,262        7,034
                                                     --------     --------     --------
     Total Current Liabilities                         60,973       83,758       89,583
                                                     --------     --------     --------

OTHER LIABILITIES:
  Unfunded deferred income taxes                            -        8,432        8,349
  Deferred income taxes                                27,337       44,339       44,555
  Unamortized investment tax credits                    2,876        3,138        3,072
  Postretirement benefits obligations                   6,504        4,477        4,424
  Other                                                 9,100        3,506        1,136
                                                     --------     --------     --------
     Total Other Liabilities                           45,817       63,892       61,536
                                                     --------     --------     --------

TOTAL LIABILITIES AND STOCKHOLDER'S INVESTMENT       $551,203     $383,486     $401,004
                                                     ========     ========     ========

The accompanying notes are an integral part of these consolidated financial statements.


Colonial Gas Company and Subsidiary
----------------------------------------------------
Consolidated Statements of Cash Flows
----------------------------------------------------
                                                                     (In Thousands)

                                                         For The        For The         For The
                                                        One Month     Eight Months    Nine Months
                                                          Ended          Ended           Ended
                                                      -------------   ------------   -------------

                                                      September 30,    August 31,    September 30,
                                                          1999           1999            1998
                                                         -------       --------        --------
                                                                      (Predecessor)  (Predecessor)
Cash flows from operating activities:

  Net earnings                                              $(2,276)      $  4,520        $  7,226
  Adjustments to reconcile net earnings to net
     net cash                                                 1,854         11,493          15,291
  Other changes in assets and liabilities                    (5,283)        37,520          10,768
                                                            -------       --------        --------
Net cash provided by operating activities                    (5,705)        53,533          33,285
                                                            -------       --------        --------

Cash flows from investing activities:
  Capital expenditures                                       (1,157)       (12,715)        (25,346)
                                                            -------       --------        --------
Net cash used by investing activities                        (1,157)       (12,715)        (25,346)
                                                            -------       --------        --------

Cash flows from financing activities:
  Dividends paid on common stock                                  -         (6,255)         (8,973)
  Issuance of common stock                                        -          1,399           4,409
  Issuance of long-term debt, net of issuance cost                -              -          29,166
  Retirement of long-term debt, including premiums                -           (102)        (30,526)
  Change in notes payable                                     5,000        (33,000)          1,900
  Change in inventory finance                                     -         (3,255)         (3,035)
                                                            -------       --------        --------
Net cash used in financing activities                         5,000        (41,213)         (7,059)
                                                            -------       --------        --------

Net increase (decrease) in cash and cash
  Equivalents                                                (1,862)          (395)            880

Cash and cash equivalents at beginning of period              1,148          3,125             259
                                                            -------       --------        --------

Cash and cash equivalents at end of period                  $  (714)      $  2,730        $  1,139
                                                            =======       ========        ========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest, net of amounts capitalized                    $    59       $  8,434        $  8,154
                                                            =======       ========        ========
    Income taxes                                            $ 1,950       $  3,595        $  3,555
                                                            =======       ========        ========

The accompanying notes are an integral part of these consolidated financial statements.

                      COLONIAL GAS COMPANY AND SUBSIDIARY
                      -----------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

                              SEPTEMBER 30, 1999
                              ------------------



1.   ACCOUNTING POLICIES AND OTHER INFORMATION
     -----------------------------------------

     General
     -------

     These financial statements reflect the operations of Colonial Gas Company and, for periods prior to August 31, 1999 ("Predecessor Financial Statements"), the operations of Colonial Gas Company and its wholly-owned subsidiary, Transgas Inc. The Predecessor Financial Statements have been prepared using the historical cost of the Company's assets and have not been adjusted to reflect the merger with Eastern Enterprises ("Eastern"). However, certain accounts for the prior periods have been reclassified to conform to the presentation as of September 30, 1999. As of the merger, Transgas ceased to be a subsidiary of Colonial Gas Company.

     It is the Company's opinion that the financial information contained in this report reflects all adjustments necessary to present a fair statement of results for the periods reported. All of these adjustments are of a normal recurring nature. Results for the periods are not necessarily indicative of results to be expected for the year, due to the seasonal nature of the Company's operations. All accounting policies have been applied in a manner consistent with prior periods. Such financial information is subject to year-end adjustments and annual audit by independent public accountants.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q. Therefore these interim financial statements should be read in conjunction with the Company's 1998 Annual Report filed on Form 10-K with the Securities and Exchange Commission.

     Merger
     ------

     On August 31, 1999, the Company completed a merger with Eastern in a transaction with an enterprise value of approximately $474 million. In effecting the transaction, Eastern paid $150 million in cash, net of cash acquired and including transaction costs, issued approximately 4.2 million shares of common stock valued at $186 million and assumed $138 million of debt.

     The Colonial merger has been accounted for using the purchase method of accounting for business combinations. The purchase price was allocated to the net assets acquired based on their fair value. The historical cost basis of Colonial Gas' assets and liabilities, with the exception of the adjustments described below, was determined to represent the fair value due to the existence of a regulatory-approved rate plan based upon the recovery of historical costs and a fair return thereon. Most of the operations of the Company have been integrated into the operations of its affiliate, Boston Gas.

     In connection with the merger, the Massachusetts Department of Telecommunications and Energy (the Department) approved a rate plan resulting in a ten year freeze of base rates at current levels. As part of the approved rate plan, the Company will be charged by Boston Gas (a wholly-owned subsidiary of Eastern) for incremental costs incurred by Boston Gas on behalf of the Company. Due to the length of the base rate freeze, the Company was required to discontinue its application of Statement of Financial Accounting Standards No. 71 "Accounting for the Effects of Certain Types of Regulation." Accordingly, as of the merger the Company assigned no value to regulatory assets of approximately $13.3 million (net-of-tax), consisting principally of deferred demand side management program costs, deferred environmental costs and unrecovered deferred income taxes.

     In addition, the Company assigned no value to systems and computer equipment approximating $12.1 million (net-of-tax), which were no longer used or useful, as the Company has integrated the majority of its information technology software applications into those of Boston Gas. Also, the Company recorded net merger-related costs of approximately $10 million (net-of-tax) consisting primarily of severance, retirement, change in control costs, investment banking fees and a software license termination fee and recorded a liability equal to the pension and post retirement benefit obligation in excess of market value of the plan assets of $3.2 million (net-of-tax).

     The allocation of the purchase price remains subject to adjustment upon final valuation of certain acquired balances. The excess of consideration over the fair value of the assets acquired of $241 million has been recorded as goodwill, which is being amortized on a straight-line basis over a 40-year period.

     Seasonal Aspect
     ---------------

     The amount of the Company's natural gas firm throughput for purposes of space heating is directly related to the ambient air temperature. Consequently, there is less gas throughput during the summer months than during the winter months. In addition, under its seasonal rate structure, the rates charged customers during November through April are higher than those charged during May through October.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------------------------------------------------------------------------------
OF OPERATIONS:
--------------

RESULTS OF OPERATIONS

As discussed under "ACCOUNTING POLICIES AND OTHER INFORMATION", the Company merged with and became a wholly-owned subsidiary of Eastern Enterprises as of August 31, 1999.

Third Quarter

The one month ended September 1999 includes amortization of goodwill of $.5 million and interest on the $100 million advance from Eastern of $.4 million. The two months ended August 1999, includes merger-related expenses of $3.0 million.

See comment above for one month ended September 1999. The eight months ended August 1999 includes merger-related costs of $3.8 million incurred by the Company prior to the merger. Operating margin for the comparable periods increased principally due to weather which was 8% colder than 1998. Operations and maintenance expenses for the eight months ending August 1999 increased over the nine months ending September 1998 by $.8 million principally due to distribution system maintenance expense. Other interest for the comparable periods noted above decreased $.8 million principally due to decreased short-term borrowings.

YEAR 2000 ISSUE
---------------

On August 31, 1999, the Company was merged with Eastern, the parent company of Boston Gas (See Note 1 of the Notes to Consolidated Financial Statements). In connection with the merger, the Company has addressed any remaining Year 2000 issues through conversion to systems operated by Boston Gas. Prior to the merger the Company had incurred approximately $400,000 for Year 2000 remediation including all applications, technology components and embedded chip systems that will be used after the merger. The Boston Gas Year 2000 plan is as follows:

State of Readiness

Boston Gas has assessed the impact of the Year 2000 with respect to its Information Technology (IT) systems and embedded chip technology systems as well as its potential exposure to significant third party risks. Accordingly, Boston Gas has completed the replacement or modification of existing systems and technology as required and assured itself that major customers and critical vendors are also addressing these issues. In addition, Boston Gas has completed the development and testing of contingency plans to address major external and internal risks that could potentially impact business operations.

With respect to internal information systems, Boston Gas has tested and certified as Year 2000 ready, all eleven-mission critical business systems and all eighteen less than critical business systems. Recertification of mission critical systems and integration points has been completed. Conversion and certification testing of all technology infrastructure components has been completed, including mainframe and client-server hardware and software, data/voice communications and e-mail systems. All telephone components have been certified as Year 2000 ready. All of Boston Gas' desktop hardware, operating system software and applications have been certified as Year 2000 ready. To minimize the risk of corruption of previously certified information systems,

Boston Gas has imposed a freeze on changes to information systems and technology components, effective October 1, 1999. Production environment changes will be limited to emergency production fixes and regulatory required changes.

With respect to embedded chip systems, Boston Gas has completed its inventory, assessment, remediation and certification testing of all date sensitive components.

Boston Gas has identified material third party relationships and has completed a detailed survey of third party readiness. A readiness assessment has been completed of all mission critical suppliers and risk mitigation plans have been developed. Boston Gas has implemented risk mitigation strategies as required. However, there can be no assurance that third party systems, on which Boston Gas relies, will be timely converted or that any such failure to convert by a third party would not have an adverse effect on Boston Gas' operations.

Cost of Year 2000 Remediation

Boston Gas expects the cost of Year 2000 compliance will approximate $13.9 million. Approximately 65% of these costs will be incurred under capital projects that have resulted in added functionality while also addressing Year 2000 issues. As of September 30, 1999 approximately $12.9 million has been incurred.

Risks of Year 2000 Issues

Boston Gas has assessed the most reasonably likely worst case Year 2000 scenario. Given Boston Gas' efforts to minimize the risk of Year 2000 failure by its internal systems, Boston Gas believes the worst case scenario would involve failures that impact data and voice communication providers, its electricity provider or a pipeline supplier. Detailed plans to accommodate any one or a combination of these worst case scenarios are addressed as part of Boston Gas' business contingency plans.

Contingency Plans

Boston Gas has completed the development of business contingency plans in the event that one or more of its internal systems, its embedded chip systems, or its mission critical suppliers' systems experience a Year 2000 failure. An impact analysis was completed which identified voice/data communications, electricity and gas supply as the three major sources of external risk and their impact on mission critical processes. Contingency plans have been developed and desktop tests conducted for each risk area. Successful exercises were conducted to test Boston Gas' ability to deliver critical services in the event of a failure or disruption in voice/data communications.

FORWARD-LOOKING INFORMATION

This report and other Company reports and statements issued or made from time to time contain certain "forward-looking statements" concerning projected future financial performance, expected plans or future operations. The Company cautions that actual results and developments may differ materially from such projections or expectations.

Investors should be aware of important factors that could cause actual results to differ materially from the forward-looking projections or expectations. These factors include, but are not limited to: the effect of strategic initiatives on earnings and cash flow, the ability to successfully integrate natural gas distribution operations, temperatures above or below normal in the Company's service area, changes in economic conditions, including interest rates, the functionality of programs and systems in the

Year 2000, the impact of third parties' Year 2000 issues, regulatory and court decisions and developments with respect to previously-disclosed environmental liabilities. Most of these factors are difficult to predict accurately and are generally beyond the control of the Company.

LIQUIDITY AND CAPITAL RESOURCES

The Company believes that projected cash flow from operations, in combination with currently available resources, is more than sufficient to meet 1999 capital expenditures and working capital requirements, dividend payments and normal debt repayments.

The Company expects capital expenditures for 1999 to be approximately $21 million.

                          PART II. OTHER INFORMATION
                          --------------------------


ITEM 1.  LEGAL PROCEEDINGS
--------------------------

There are no material pending legal proceedings involving the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

      None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)  List of Exhibits

         None

(B)  Reports on Form 8-K

     As reported on the Form 8-K filed by the Company with the Securities and Exchange Commission on September 16, 1999, Eastern Enterprises announced that it had completed its merger with the Company.

SIGNATURES
----------

It is the Company's opinion that the financial information contained in this report reflects all normal, recurring adjustments necessary to present a fair statement of results for the period reported, but such results are not necessarily indicative of results to be expected for the year due to the seasonal nature of the business of the Company. Except as otherwise herein indicated, all accounting policies have been applied in a manner consistent with prior periods. Such financial information is subject to year-end adjustments and an annual audit by independent public accountants.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              Colonial Gas Company
                              ----------------------------------------------
                                                  (Registrant)



                                /s/           Joseph F. Bodanza
                              ----------------------------------------------
                              J.F. Bodanza, Sr. Vice President and Treasurer (Principal Financial and Accounting Officer)



Dated:   November 4, 1999
      ---------------------