Form 10-K
period 1999-12-31
COLONIAL GAS CO
filed 2000-03-14
CIK 60653

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------
                                   FORM 10-K
                               ----------------

  (Mark One)
 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999

                                      or

    Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 For the transition period from        to
                        Commission File Number 0-10007

                             COLONIAL GAS COMPANY
            (Exact Name of Registrant As Specified In Its Charter)

            Massachusetts                           04-3480443
   (State or other jurisdiction of     (I.R.S. Employer Identification No.)
    Incorporation or Organization)

          One Beacon Street                       (617) 742-8400
     Boston, Massachusetts 02108         (Registrant's Telephone Number)
   (Address of Principal Executive
               Offices)

          Securities registered pursuant to Section 12(b) of the Act:

             Title of Each Class               Exchange
             -------------------               --------
                    None                         None

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

   Indicate the number of shares outstanding of the registrant's class of common stock as of March 1, 2000.

        All common stock, 100 shares, are held by Eastern Enterprises.

   The registrant meets the conditions set forth in General Instruction
(I)(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              COLONIAL GAS COMPANY

                                   FORM 10-K

                      Fiscal Year Ended December 31, 1999

                               TABLE OF CONTENTS

 Item No.                              Topic                               Page
 --------                              -----                               ----

                                     PART I

    1.    Business......................................................     1
          General.......................................................     1
          Markets and Competition.......................................     1
          Gas Throughput................................................     2
          Gas Supply....................................................     2
          Regulation....................................................     3
          Seasonality and Working Capital...............................     4
          Environmental Matters.........................................     5
          Employees.....................................................     5
    2.    Properties....................................................     5
    3.    Legal Proceedings.............................................     5
    4.    Submission of Matters to a Vote of Security Holders...........     5
          Glossary......................................................     6

                                    PART II

    5.    Market for the Registrant's Common Equity and Related
           Stockholder Matters..........................................     7
    6.    Selected Financial Data.......................................     7
    7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................     7
    8.    Financial Statements and Supplementary Data...................     9
    9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure.....................................     9

                                    PART III

   10.    Directors and Executive Officers of the Registrant............    10
   11.    Executive Compensation........................................    10
   12.    Security Ownership of Certain Beneficial Owners and
           Management...................................................    10
   13.    Certain Relationships and Related Transactions................    10

                                    PART IV

   14.    Exhibits, Financial Statement Schedules and Reports on
           Form 8-K.....................................................    11

                                    PART I

Item 1. Business.

General

   Colonial Gas Company (the "Company"), a Massachusetts corporation formed in 1849, is engaged in the transportation and sale of natural gas to approximately 158,000 residential, commercial and industrial customers in 24 municipalities located northwest of Boston ("Merrimack Valley" area) and on Cape Cod. All of the common stock of the Company is held by Eastern Enterprises ("Eastern"), which is headquartered in Weston, Massachusetts. On August 31, 1999, the Company completed a merger with Eastern in a transaction with an enterprise value of approximately $474 million. In effecting the transaction, Eastern paid $150 million in cash, net of cash acquired and including transaction costs, issued approximately 4.2 million shares of common stock valued at $186 million and assumed $138 million of debt.

   On November 4, 1999, Eastern signed a definitive agreement to be acquired by KeySpan Corporation. Subject to receipt of satisfactory regulatory approvals and the approval of Eastern shareholders, the transaction is expected to close in mid to late 2000, although it is possible that the transaction will not close until 2001.

   For definition of certain industry specific terms, see the Glossary at the end of Part I and appearing on page 6.

   The Company provides local transportation services and gas supply to all customer classes. The Company's services are available on a firm and non-firm basis. Firm transportation service and sales are provided under rate tariffs and/or contracts filed with the Massachusetts Department of Telecommunications and Energy ("Department"), that typically obligate the Company to provide service without interruption throughout the year. Non-firm transportation service and sales are generally provided to large commercial/industrial customers who can use gas or another energy source interchangeably. Non-firm services are provided through individually negotiated contracts and, in most cases, the price charged takes into account the price of the customer's alternative fuel.

   The Company offers unbundled services to all commercial/industrial users, who are allowed to purchase local transportation from the Company separately from the purchase of gas supply, which the customer may buy from third party suppliers. The Company views these third party suppliers as partners in marketing gas and increasing throughput and expects to work closely with them to facilitate the unbundling process and ensure a smooth transition, especially in the tracking and processing of transactions. The Company has also implemented a program to educate commercial/industrial customers about the opportunity to purchase gas from third-party suppliers, while still relying on the utility for delivery. As of December 31, 1999, the Company had approximately 360 firm transportation customers. Service to all residential customers currently is on a bundled basis. Unbundled service to residential customers is expected to be offered beginning in June 2000. While the migration of customers to transportation-only service will lower the Company's revenues, it has no impact on its operating earnings. The Company earns all of its margins on the local distribution of gas and none on the resale of the commodity itself.

Markets and Competition

   The Company competes with other fuel distributors, primarily oil dealers and electricity suppliers, throughout its service territory. The Company currently serves approximately 53% of the potential customers within its service territory.

Gas Throughput

   The following table in BCF provides information with respect to the volumes of gas sold and transported by the Company during the three years 1997-1999.

                                                                   Years Ended
                                                                   December 31,
                                                                  --------------
                                                                  1999 1998 1997
                                                                  ---- ---- ----
   Residential................................................... 12.0 11.4 12.5
   Commercial and industrial.....................................  6.8  6.2  7.6
                                                                  ---- ---- ----
     Total sales................................................. 18.8 17.6 20.1
   Transportation of customer-owned gas..........................  6.4  7.4  7.0
                                                                  ---- ---- ----
     Total throughput............................................ 25.2 25.0 27.1
                                                                  ==== ==== ====
     Total firm throughput....................................... 22.1 22.4 23.3
                                                                  ==== ==== ====

   In 1999, residential customers comprised 90% of the Company's customer base, while commercial and industrial establishments accounted for the remaining 10%. Volumetrically, residential customers accounted for 37% of total throughput and 42% of total firm throughput, while commercial and industrial customers accounted for 63% of total throughput and 58% of total firm throughput. Approximately 62% of commercial and industrial customers' total throughput was transportation-only services.

   No customer, or group of customers under common control, accounted for 2% or more of total firm revenues in 1999.

Gas Supply

   The following table in BCF provides information with respect to the Company's sources of supply during the three years 1997-1999.

                                                                Years Ended
                                                                December 31,
                                                               ----------------
                                                               1999  1998  1997
                                                               ----  ----  ----
   Natural gas purchases...................................... 15.8  15.1  14.8
   Underground storage withdrawal.............................  3.1   2.5   3.6
   Liquefied natural gas ("LNG") purchases....................  1.2   1.4   2.4
                                                               ----  ----  ----
     Total source of supply................................... 20.1  19.0  20.8
   Company use, unbilled and other............................ (1.3) (1.4)  (.7)
                                                               ----  ----  ----
     Total sales.............................................. 18.8  17.6  20.1
                                                               ====  ====  ====

   Year to year variations in storage gas and unbilled gas reflect variations in end-of-year customer requirements, due principally to weather. Given the ready availability of supply, the Company purchased approximately 70% of its peak pipeline supplies under firm short-term and spot contracts. The balance of peak day pipeline requirements is purchased directly from producers and marketers pursuant to long-term contracts which have been reviewed and approved by the Department or by the Federal Energy Regulatory Commission ("FERC").

   Pipeline supplies are transported on interstate pipeline systems to the Company's service territory pursuant to long-term contracts. FERC-approved tariffs provide for fixed demand charges for the firm capacity rights under these contracts. The interstate pipeline companies that provide firm transportation service to the Company's service territory, the peak daily and annual capacity and the contract expiration dates are as follows:

                                                 Capacity in BCF
                                                 ----------------- Expiration
            Pipeline                              Daily    Annual    Dates
            --------                             -------  -------- ----------
   Algonquin Gas Transmission Company
    ("Algonquin")...............................    .046      14.7 2000-2012
   Tennessee Gas Pipeline Company
    ("Tennessee")...............................    .072      26.3 2003-2013

   In 1999, the Company restructured its long-term capacity contracts on Tennessee Gas Pipeline. As a result, no contract expires on Tennessee before 2003. Less than 1% of the Company's capacity on Algonquin expires in 2000. In addition, the Company has firm capacity contracts on interstate pipelines upstream of Algonquin and Tennessee pipelines to transport natural gas purchased by the Company from producing regions.

   The Company has contracted with pipeline companies and others for the storage of natural gas in underground storage fields located in Pennsylvania, New York, Maryland and West Virginia. These contracts provide storage capacity of 4.7 BCF and peak day deliverability of .044 BCF. The Company utilizes its existing transportation contracts to transport gas from the storage fields to its service territory. Supplemental supplies of LNG and propane are purchased from foreign and domestic sources.

   In the fall of 1999, the Company, and its affiliates Boston Gas Company and Essex Gas Company, entered into a portfolio management contract with El Paso Energy Marketing, Inc. For a three year term commencing November 1, 1999, El Paso will provide all of the city gate supply requirements to the three companies at market prices and manage certain of the companies' upstream capacity, underground storage and term supply contracts. The Department approved the contract in October 1999.

   The Company has two agreements with Distrigas of Massachusetts Corporation that expire on October 31, 2000, which allow the Company to purchase up to 10,000 Dekatherms ("Dth") per day for 151 days and 5,000 Dth per day for 365 days of liquefied natural gas ("LNG") in either liquid or vapor form. The Company anticipates that both agreements will be renewed. The Company may reduce quantities purchased if normal sales fall below normal heating season sendout.

   Peak day firm throughput in BCF was 0.106 in 1999 and 0.093 in 1998 for the Company's Merrimack Valley service area and 0.069 in 1999 and 0.060 in 1998 for the Company's Cape Cod service area. The Company provides for peak period demand through a least cost portfolio of pipeline, storage and supplemental supplies. Supplemental supplies include LNG and propane air, which are vaporized at points on the Company's distribution system. The Company's Merrimack Valley service area has on-system LNG and propane air facilities which have an aggregate sendout capacity of approximately .080 BCF per day. The Company also operates on-system facilities in the Cape Cod service area capable of providing approximately .036 BCF per day. The Company considers its peak day sendout capacity, based on its total supply resources, to be adequate to meet the requirements of its firm customers.

Regulation

   The Company's operations are subject to Massachusetts statutes applicable to gas utilities. Rates for transportation service, gas purchases and sales, pipeline safety practices, issuance of securities, and affiliate transactions are regulated by the Department. Rates for transportation service and gas sales are subject to approval by and are on file with the Department. The Company's cost of gas adjustment clause ("CGAC"), billed to firm sales customers, allows for the semiannual adjustment of billing rates for firm gas sales to reflect the actual cost of gas delivered to customers, including demand charges for capacity on the interstate pipeline system. Similarly, through its local distribution adjustment clause ("LDAC"), the Company recovers the actual costs of approved energy efficiency programs, and the cost of remediating former manufactured gas plant sites from all firm customers, including those purchasing gas supply from third parties.

   In connection with the acquisition by Eastern Enterprises in 1999, on July 15, 1999, the Department approved the merger and rate plan, resulting in a 2.2% reduction in the total burner-tip price paid by the Company's firm sales customers in the first full year following the merger and a ten-year freeze of base rates. The freeze on base rates is subject only to certain exogenous factors, such as changes in tax laws, accounting changes, or regulatory, judicial, or legislative changes. As a result of the rate plan, the Company discontinued its application of SFAS No. 71, as described in Note 1 of Notes to Consolidated Financial Statements. Many of the administrative, operations and maintenance functions of the Company have been integrated with those of Boston Gas.

   All of the Company's 15,000 commercial and industrial customers are eligible to purchase unbundled local transportation service from the Company and to purchase their gas supply from third parties. As of December 31, 1999, the Company had 360 firm transportation customers. Under the approved service unbundling program, commercial and industrial customers migrating from firm sales to firm transportation are assigned, at cost, a pro-rata share of the upstream pipeline capacity held by the Company to serve them.

   Anticipating a date of June 1, 2000 for offering residential customers the opportunity to purchase gas supply from third parties, the Department has approved Model Terms and Conditions to which LDC tariffs for all residential customers will substantially conform. The Model Terms and Conditions approved by the Department are consistent with the Department's order of February 1, 1999, which provided that, for a five year transition period, LDC contractual commitments to upstream capacity will be assigned on a mandatory, pro rata basis to marketers selling gas supply to the LDC's customers. The approved mandatory assignment method eliminates the possibility that the costs of upstream capacity purchased by the Company to serve firm customers will be absorbed by the LDC or other customers through the transition period. The Department also found that, through the transition period, LDC's will retain primary responsibility for upstream capacity planning and procurement to assure that adequate capacity is available at Massachusetts city gates to support customer requirements and growth. In year three of the five-year transition period, the Department intends to evaluate the extent to which the upstream capacity market for Massachusetts is workably competitive based on a number of factors, and accelerate or decelerate the transition period accordingly. The Department's Model Terms and Conditions also require that LDC's provide default and peaking supply services at cost-based rates.

   After conducting an industry-wide proceeding regarding the calculation of lost margins that gas companies are allowed to recover as a result of their conservation or demand side management ("DSM") programs, the Department ruled in November 1999 that effective for filings for the twelve-month period beginning May 1, 1999, the Company may recover lost margins for only four years past the installation of DSM measures. This ruling changes the Company's previous calculation method as approved by the Department. However, based on the Department's order approving the merger and rate plan, the Company can recover any resulting reduction in lost margins as an exogenous adjustment.

Seasonality and Working Capital

   The Company's revenues, earnings and cash flow are highly seasonal as most of its transportation services and sales are directly related to temperature conditions. Since the majority of its revenues are billed in the November through April heating season, significant cash flows are generated from late winter to early summer. In addition, through the cost of gas adjustment clause, the Company bills its customers over the heating season for the majority of the pipeline demand charges paid by the Company over the entire year. This difference, along with other costs of gas distributed but unbilled, is reflected as deferred gas costs and is financed through short-term borrowings. Short-term borrowings are also required from time to time to finance normal business operations. As a result of these factors, short-term borrowings are generally highest during the late fall and early winter.

Environmental Matters

   The Company may have or share responsibility under applicable environmental law for the remediation of one former manufactured gas plant ("MGP") site, related satellite disposal sites, one non-MGP site and one federal superfund site. Information with respect to the remediation of MGP related sites may be found in Note 9 of Notes to Consolidated Financial Statements. Such information is incorporated herein by reference.

Employees

   As of December 31, 1999, the Company had 336 employees, 46% of whom are organized in local unions with which the Company has collective bargaining agreements that expire in 2001 and 2003.

Item 2. Properties.

   The Company has two principal operations centers and two principal LNG storage facilities. One of the storage facilities is located in Tewksbury, Massachusetts and has a capacity of approximately 1.0 BCF of LNG and the other is located in South Yarmouth, Massachusetts and has a capacity of approximately .18 BCF of LNG. In addition, the Company owns its former corporate headquarters, a 36,000 square foot facility located in Lowell, Massachusetts.

   On December 31, 1999, the Company's distribution system included approximately 3,200 miles of gas mains, 139,000 services and 159,000 active customer meters.

   The Company's gas mains and services are usually located on public ways or private property not owned by it. In general, the Company's occupation of such property is pursuant to easements, licenses, permits or grants of location. Except as stated above, the principal items of property of the Company are owned in fee.

   In 1999, the Company's capital expenditures were $20 million. Capital expenditures were principally made for improvements to the distribution system, for system expansion to meet customer growth and for productivity improvements. The Company plans to spend approximately $23 million for similar purposes in 2000.

Item 3. Legal Proceedings.

   Other than routine litigation incidental to the Company's business, there are no material pending legal proceedings involving the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

   No matter was submitted to a vote of Security Holders in the fourth quarter of 1999.

                                    Glossary

   BCF--Billions of cubic feet of natural gas at 1,000 Btu per cubic foot.

   Bundled Service--Two or more services tied together as a single product. Services include gas sales at the city gate, interstate transportation, local transportation, balancing daily swings in customer loads, storage, and peak-shaving services.

   Capacity--The capability of pipelines and supplemental facilities to deliver and/or store gas.

   City Gate--Physical interconnection between an interstate pipeline and the local distribution company.

   Core Customer--Generally, customers with no readily available energy services alternative.

   Dekatherm--1,000 cubic feet of natural gas at 1,000 Btu per cubic foot.

   Firm Service--Sales and/or transportation service provided without interruption throughout the year. Uninterrupted seasonal services are also available for less than 365 days. Firm services are provided under either filed rate tariffs or through individually negotiated contracts.

   Gas Marketer (Broker)--A non-regulated buyer and seller of gas.

   Interstate Transportation--Transportation of gas by an interstate pipeline to the city gate.

   Local Distribution Company (LDC)--A utility that owns and operates a gas distribution system for the delivery of gas supplies from the city gate to end-user facilities.

   Local Transportation Service--Transportation of gas by the LDC from the city gate to the customer's burner tip.

   Non-Core Customers--Generally, those customers with readily available, economically viable energy alternatives to gas.

   Non-Firm Service--Sales and transportation service offered at a lower level of reliability and cost. Under this service, the LDC can interrupt customers on short notice, typically during the winter season. Non-firm services are provided through individually negotiated contracts and, in most cases, the price charged takes into account the price of the customer's energy alternative.

   Throughput--Gas volume delivered to customers through the LDC's gas distribution system.

   Unbundled Service--Service that is offered and priced separately, such as separating the cost of gas commodity delivered to the LDC's city gate from the cost of transporting the gas from the city gate to the end user. Unbundled services can also include daily or monthly balancing, back-up or stand-by services and pooling. With unbundled services, customers have the opportunity to select only the services they desire.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters.

   Eastern is the holder of record of all of the outstanding common equity securities of the Company. Dividends paid to Eastern amounted to $2.5 million in 1999.

Item 6. Selected Financial Data.

   Not required.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

 1999 Compared to 1998

   Weather for the four months ended December 1999 was 7% warmer than normal. The four months ended December 1999 included amortization of goodwill of $2.0 million and interest on the $100 million advance from Eastern of $1.6 million.

   Weather for the eight months ended August 1999 was 5% warmer than normal. The eight months ended August 1999 included merger-related costs of $3.8 million incurred by the Company prior to the merger.

 1998 Compared to 1997

   Net earnings applicable to common stock for 1998 were $12.3 million, a decrease of $3.7 million, or 23%, as compared to 1997.

   Revenues in 1998 decreased $19.2 million or 10% compared to 1997. This decrease resulted from weather which was 12% warmer than normal and 13% warmer than the prior year, and lower gas costs, partially offset by customer growth of 3%.

   Operating margin decreased $4.8 million, or 6%, due to the warmer weather referenced earlier.

   Operating expenses decreased $1.7 million or 3%. The decrease in operations expense was due primarily to an adjustment to the reserve for uncollectable accounts of approximately $1.1 million, a result of the unbundling of the Company's rates on November 1, 1998. As of that date, the gas cost component of bad debt expense is being recovered through the cost of gas adjustment clause. Other factors that impacted the decrease in operations expense were lower pension costs and insurance expense. Depreciation and amortization expense increased $1.4 million, or 11%, reflecting continued investment in system expansion and replacement and the completion of software systems projects.

YEAR 2000 ISSUE

   The Company experienced no significant issues as a result of the transition from December 31, 1999 to January 1, 2000. The Company does not expect to incur any significant Year 2000 related costs beyond January 2000. On August 31, 1999, the Company was merged with Eastern, the parent company of Boston Gas Company. In connection with the merger, the Company addressed any remaining Year 2000 issues through conversion to systems operated by Boston Gas Company.

FORWARD-LOOKING INFORMATION

   This report and other Company reports and statements issued or made from time to time contain certain "forward-looking statements" concerning projected future financial performance, expected plans or future operations. The Company cautions that actual results and developments may differ materially from such projections or expectations.

   Investors should be aware of important factors that could cause actual results to differ materially from forward-looking projections or expectations. These factors include, but are not limited to: the effect of strategic initiatives on earnings and cash flow, the impact of any merger-related activities, the ability to successfully integrate natural gas distribution operations, temperatures above or below normal, changes in economic conditions, including interest rates, regulatory and court decisions and developments with respect to previously disclosed environmental liabilities. Most of these factors are difficult to predict accurately and are generally beyond the control of the Company.

LIQUIDITY AND CAPITAL RESOURCES

   The Company has a $75 million credit facility expiring in September 2000, which allows it to meet its seasonal working capital needs. Up to $30 million of the credit facility can be used by the Company's gas inventory trust.

   The Company expects capital expenditures for 2000 to be approximately $23 million. Capital expenditures will be largely for improvements to the distribution system and for system expansion to meet customer growth.

   The Company believes that projected cash flow from operations, in combination with currently available resources, is more than sufficient to meet 2000 capital expenditures, working capital requirements, dividend payments and normal debt repayments.

OTHER MATTERS

 Regulation

   The Company's operations are subject to Massachusetts statutes applicable to gas utilities. Rates for transportation service, gas purchases and sales, pipeline safety practices, issuance of securities, and affiliate transactions are regulated by the Department. Rates for transportation service and gas sales are subject to approval by and are on file with the Department. The Company's cost of gas adjustment clause, billed to firm sales customers, allows for the semiannual adjustment of billing rates for firm gas sales to reflect the actual cost of gas delivered to customers, including demand charges for capacity on the interstate pipeline system. Similarly, through its local distribution adjustment clause, the Company recovers the actual costs of approved energy efficiency programs and the cost of remediating former manufactured gas plant sites from all firm customers, including those purchasing gas supply from third parties.

   In connection with the acquisition by Eastern Enterprises in 1999 on July 15, 1999, the Department approved the merger and rate plan, resulting in a 2.2% reduction in the total burner-tip price paid by the Company's firm sales customers in the first full year following the merger and a ten-year freeze of base rates. The freeze on base rates is subject only to certain exogenous factors, such as changes in tax laws, accounting changes, or regulatory, judicial, or legislative changes. As a result of the rate plan, the Company discontinued its application of SFAS No. 71, as described in Note 1 of Notes to Consolidated Financial Statements. Many of the administrative, operations and maintenance functions of the Company have been integrated with those of Boston Gas.

   All of the Company's 15,000 commercial and industrial customers are eligible to purchase unbundled local transportation service from the Company and to purchase their gas supply from third parties. As of December 31, 1999, the Company had 360 firm transportation customers. Under the approved service unbundling program, commercial and industrial customers migrating from firm sales to firm transportation are assigned, at cost, a pro-rata share of the upstream pipeline capacity held by the Company to serve them.

   Anticipating a date of June 1, 2000 for offering residential customers the opportunity to purchase gas supply from third parties, the Department has approved Model Terms and Conditions to which LDC tariffs for all residential customers will substantially conform. The Model Terms and Conditions approved by the Department are consistent with the Department's order of February 1, 1999, which provided that, for a five year transition period, LDC contractual commitments to upstream capacity will be assigned on a mandatory, pro rata basis to marketers selling gas supply to the LDC's customers. The approved mandatory assignment method eliminates the possibility that the costs of upstream capacity purchased by the Company to serve firm customers will be absorbed by the LDC or other customers through the transition period. The Department also found that, through the transition period, LDC's will retain primary responsibility for upstream capacity planning and procurement to assure that adequate capacity is available at Massachusetts city gates to support customer requirements and growth. In year three of the five-year transition period, the Department intends to evaluate the extent to which the upstream capacity market for Massachusetts is workably competitive based on a number of factors, and accelerate or decelerate the transition period accordingly. The Department's Model Terms and Conditions also require that LDC's provide default and peaking supply services at cost-based rates.

   After conducting an industry-wide proceeding regarding the calculation of lost margins that gas companies are allowed to recover as a result of their conservation or demand side management ("DSM") programs, the Department ruled in November 1999 that effective for filings for the twelve-month period beginning May 1, 1999, the Company may recover lost margins for only four years past the installation of DSM measures. This ruling changes the Company's previous calculation method as approved by the Department. However, based on the Department's order approving the merger and rate plan, the Company can recover any resulting reduction in lost margins as an exogenous adjustment.

 Environmental Matters

   The Company may have or share responsibility under applicable environmental law for the remediation of one former manufactured gas plant ("MGP") site and related satellite disposal sites, one non-MGP site and one federal superfund site, as described in Note 9 of Notes to Consolidated Financial Statements. The Company has recorded a liability of approximately $850,000, which represents its best estimate at this time of remediation costs. However, there can be no assurance that actual costs will not vary considerably from this estimate.

Item 8. Financial Statements and Supplementary Data.

   Information with respect to this item appears commencing on Page F-1 of this Report. Such information is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

   Not required.

Item 11. Executive Compensation.

   Not required.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

   Not required.

Item 13. Certain Relationships and Related Transactions.

   Not required.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

List of Financial Statements and Financial Statement Schedules.

   Information with respect to these items appears on Page F-1 of this Report. Such information is incorporated herein by reference.

(3) List of Exhibits.

  2 Agreement and Plan of Reorganization by and between Eastern Enterprises and Colonial Gas Company dated as of October 17, 1998, filed as Exhibit
      2.1 to the Registrant's Form 8-K Report dated October 21, 1998.*

 3.1  Restated Articles of Organization for Colonial Gas Company dated August
      5, 1999. (Filed herewith).

 3.2  By-Laws of Colonial Gas Company dated August 5, 1999. (Filed herewith).

 4.1  Second Amended and Restated First Mortgage Indenture dated as of June 1,
      1992, filed as Exhibit 4(b) to Form 10-Q of the Registrant for the quarter ended June 30, 1992.*

 4.2  First Supplemental Indenture dated as of June 15, 1992, filed as Exhibit
      4(c) to Form 10-Q of the Registrant for the quarter ended June 30, 1992.*

 4.3  Second Supplemental Indenture dated as of September 27, 1995, filed as
      Exhibit 4(c) to the Registrant's Form 10-K for the fiscal year ended
      December 31, 1995.*

 4.4 Amendment to Second Supplemental Indenture dated as of October 12, 1995, filed as Exhibit 4(d) to the Registrant's Form 10-K for the fiscal year ended December 31, 1995.*

 4.5  Third Supplemental Indenture dated as of December 15, 1995, filed as
      Exhibit 4(f) to the Registrant's Form S-3 Registration Statement dated
      January 5, 1998.*

 4.6  Fourth Supplemental Indenture dated as of March 1, 1998, filed as
      Exhibit 4(l) to the Registrant's Form 10-Q for the quarter ended March
      31, 1998.*

 4.7  Form of Rights Agreement dated as of December 1, 1993, between Colonial
      Gas Company and BankBoston, N.A. (f/k/a/ The First National Bank of
      Boston), as Rights Agent, together with the following exhibits thereto:
      (i) Form of Vote Establishing the Series A-1 Junior Participating
      Preferred Stock, (ii) Form of Rights Certificate, and (iii) Summary of
      Rights to Purchase Preferred Shares, filed as Exhibit 1 to the
      Registrant's Registration Statement on Form 8-A filed on November 22,
      1993 (File No. 0-10007).*

 4.8  Amendment to Rights Agreement between Colonial Gas Company and
      BankBoston, N.A. dated as of October 17, 1998, filed as Exhibit 4(h) to the Registrant's Form 10-K for the fiscal year ended December 31, 1998.*

 4.9  Revolving Credit Agreement for Colonial Gas Company dated as of
      September 12, 1997, filed as Exhibit 4(e) to Form 10-Q of the Registrant for the quarter ended September 30, 1997.*

 4.10 Revolving Credit Agreement for Massachusetts Fuel Inventory Trust dated as of September 12, 1997, filed as Exhibit 4(f) to Form 10-Q of the Registrant for the quarter ended September 30, 1997.*

 4.11 Purchase Contract dated as of June 27, 1990 between Massachusetts Fuel
      Inventory Trust acting by and through its Trustee, Shawmut Bank, N.A.
      and Colonial Gas Company, filed as Exhibit 10(e) to Form 8-K of the
      Registrant for the quarter ended June 30, 1990.*

 4.12 Security Agreement and Assignment of Contracts dated as of September 12,
      1997 made by Massachusetts Fuel Inventory Trust in favor of Fleet
      National Bank as Agent for designated banks, filed as Exhibit 4(h) to Form 10-Q of the Registrant for the quarter ended September 30, 1997.*


  4.13 Trust Agreement dated as of June 22, 1990 between Colonial Gas Company
       (as Trustor) and Shawmut Bank, N.A. (as Trustee), filed as Exhibit 10
       (d) to Form 8-K of the Registrant for the quarter ended June 30, 1990.*

 10.1  Storage Service Agreement with Penn-York Energy Corporation, dated as of
       December 21, 1984, filed as Exhibit 10 (r) to the Registrant's Annual
       Report on Form 10-K for the fiscal year ended December 31, 1984.*

 10.2 Gas Transportation Contract for Firm Reserved Service with Iroquois, dated February 7, 1991, filed as Exhibit 10 (v) to the Registrant's
       Annual Report on Form 10-K for the fiscal year ended December 31, 1990.*

 10.3  Service Agreement between Algonquin Gas Transmission Company and
       Colonial Gas Company (under Rate Schedule AFT-E), dated June 1, 1993, filed as Exhibit 10 (p) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.*

 10.4  Service Agreement between Algonquin Gas Transmission Company and
       Colonial Gas Company (under Rate Schedule AFT-1), dated June 1, 1993, filed as Exhibit 10 (q) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.*

 10.5  Service Agreement between Algonquin Gas Transmission Company and
       Colonial Gas Company (under Rate Schedule AFT-1), dated June 1, 1993, filed as Exhibit 10 (r) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.*

 10.6  Service Agreement between Algonquin Gas Transmission Company and
       Colonial Gas Company (under Rate Schedule AFT-1), dated June 1, 1993, filed as Exhibit 10 (s) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.*

 10.7  Service Agreement between Algonquin Gas Transmission Company and
       Colonial Gas Company (under Rate Schedule AFT-E), dated June 1, 1993, filed as Exhibit 10 (t) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.*

 10.8  Service Agreement between Algonquin Gas Transmission Company and
       Colonial Gas Company (under Rate Schedule AFT-1), dated June 1, 1993, filed as Exhibit 10 (u) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.*

 10.9  Service Agreement between Algonquin Gas Transmission Company and
       Colonial Gas Company (under Rate Schedule AFT-1), dated June 1, 1993, filed as Exhibit 10 (v) to the Registrant's Annual Report on From 10-K for the fiscal year ended December 31, 1993.*

 10.10 Service Agreement between Texas Eastern Transmission Corporation and
       Colonial Gas Company (under Rate Schedule CDS), dated June 1, 1993, filed as Exhibit 10 (w) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.*

 10.11 Service Agreement between Texas Eastern Transmission Corporation and
       Colonial Gas Company for 1996 dth per day (under Rate Schedule FT-1), dated June 1, 1993. (Filed herewith).

 10.12 Service Agreement between Texas Eastern Transmission Corporation and
       Colonial Gas Company (under Rate Schedule FTS-8), dated June 1, 1993, filed as Exhibit 10 (y) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.*

 10.13 Service Agreement between Texas Eastern Transmission Corporation and
       Colonial Gas Company (under Rate Schedule FTS-7), dated June 1, 1993, filed as Exhibit 10 (z) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.*

 10.14 Service Agreement between Texas Eastern Transmission Corporation and
       Colonial Gas Company for 7,918 dth per day (under Rate Schedule FT-1), dated June 1, 1993. (Filed herewith).

 10.15 Service Agreement between Texas Eastern Transmission Corporation and
       Colonial Gas Company for 2,222 dth per day (under Rate Schedule FT-1), dated June 1, 1993. (Filed herewith).

 10.16 Service Agreement between Texas Eastern Transmission Corporation and
       Colonial Gas Company for 104 dth per day (under Rate Schedule FT-1), dated June 1, 1993. (Filed herewith).


 10.17 Service Agreement between Algonquin Gas Transmission Company and
       Colonial Gas Company (under Rate Schedule AFT-1), dated August 1, 1993, filed as Exhibit 10 (ll) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.*

 10.18 Gas Transportation Agreement between Tennessee Gas Pipeline Company and
       Colonial Gas Company (under Rate Schedule FT-A), dated September 1,
       1993, filed as Exhibit 10 (nn) to the Registrant's Annual Report on Form
       10-K for the fiscal year ended December 31, 1993.*

 10.19 Gas Transportation Agreement between Tennessee Gas Pipeline Company and
       Colonial Gas Company (under Rate Schedule FT-A), dated September 1,
       1993, filed as Exhibit 10 (oo) to the Registrant's Annual Report on Form
       10-K for the fiscal year ended December 31, 1993.*

 10.20 Gas Transportation Agreement between Tennessee Gas Pipeline Company and
       Colonial Gas Company (under Rate Schedule FT-A), dated September 1,
       1993, filed as Exhibit 10 (pp) to the Registrant's Annual Report on Form
       10-K for the fiscal year ended December 31, 1993.*

 10.21 Service Agreement between CNG Transmission Corporation and Colonial Gas
       Company (under Rate Schedule FTNN), dated October 1, 1993, filed as
       Exhibit 10 (rr) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.*

 10.22 Service Agreement between CNG Transmission Corporation and Colonial Gas
       Company (under Rate Schedule GSS), dated October 1, 1993, filed as
       Exhibit 10 (ss) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.*

 10.23 Service Agreement between CNG Transmission Corporation and Colonial Gas
       Company (under Rate Schedule GSS-II), contract no. 400009, dated
       November 1, 1998. (Filed herewith).

 10.24 Service Agreement between Texas Eastern Transmission Corporation and
       Colonial Gas Company (under Rate Schedule FT-1), dated October 1, 1993, filed as Exhibit 10 (uu) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.*

 10.25 Gas Transportation Agreement between Tennessee Gas Pipeline Company and
       Colonial Gas Company (under Rate Schedule FT-A), dated September 1,
       1993, filed as Exhibit 10 (vv) to the Registrant's Annual Report on Form
       10-K for the fiscal year ended December 31, 1993.*

 10.26 Service Agreement between National Fuel Gas Supply Corporation and
       Colonial Gas Company (under Rate Schedule EFT), dated October 28, 1993, filed as Exhibit 10 (ww) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.*

 10.27 Gas Transportation Agreement between Tennessee Gas Pipeline Company and
       Colonial Gas Company (under Rate Schedule FT-A), dated September 1,
       1993, filed as Exhibit 10 (xx) to the Registrant's Annual Report on Form
       10-K for the fiscal year ended December 31, 1993.*

 10.28 Service Agreement between Algonquin Gas Transmission Company and
       Colonial Gas Company (under Rate Schedule AIT-1), dated September 15,
       1993, filed as Exhibit 10 (yy) to the Registrant's Annual Report on Form
       10-K for the fiscal year ended December 31, 1993.*

 10.29 Gas Transportation Agreement between Tennessee Gas Pipeline Company and
       Colonial Gas Company (under Rate Schedule FT-A), dated October 1, 1993, filed as Exhibit 10 (zz) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.*

 10.30 Service Agreement between Texas Eastern Transmission Corporation and
       Colonial Gas Company (under Rate Schedule FT-1), dated August 18, 1994, filed as Exhibit 10 (kk) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.*

 10.31 Service Agreement between Texas Eastern Transmission Corporation and
       Colonial Gas Company (under Rate Schedule FSS-1), dated August 29, 1994, filed as Exhibit 10 (ll) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.*

 10.32 Service Agreement between Texas Eastern Transmission Corporation and
       Colonial Gas Company (under Rate Schedule CDS), dated August 29, 1994, filed as Exhibit 10 (mm) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.*


 10.33 Service Agreement between Texas Eastern Transmission Corporation and
       Colonial Gas Company (under Rate Schedule CDS), dated August 29, 1994, filed as Exhibit 10 (nn) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.*

 10.34 Service Agreement between Texas Eastern Transmission Corporation and
       Colonial Gas Company (under Rate Schedule SS-1), dated November 30,
       1994, filed as Exhibit 10 (oo) to the Registrant's Annual Report on Form
       10-K for the fiscal year ended December 31, 1994.*

 10.35 Service Agreement between Texas Eastern Transmission Corporation and
       Colonial Gas Company (under Rate Schedule FSS-1), dated November 30,
       1994, filed as Exhibit 10 (pp) to the Registrant's Annual Report on Form
       10-K for the fiscal year ended December 31, 1994.*

 10.36 Letter Agreement between Algonquin Gas Transmission Company and Colonial
       Gas Company, Regarding transfer of transportation entitlements, dated
       March 28, 1994, filed as Exhibit 10 (qq) to the Registrant's Annual
       Report on Form 10-K for the fiscal year ended December 31, 1994.*

 10.37 Service Agreement between Algonquin Gas Transmission Company and
       Colonial Gas Company (under Rate Schedule AFT-1), dated November 1,
       1994, filed as Exhibit 10 (ss) to the Registrant's Annual Report on Form
       10-K for the fiscal year ended December 31, 1994.*

 10.38 Service Agreement between Algonquin Gas Transmission Company and
       Colonial Gas Company (under Rate Schedule AFT-1), dated November 1,
       1994, filed as Exhibit 10 (tt) to the Registrant's Annual Report on Form
       10-K for the fiscal year ended December 31, 1994.*

 10.39 Firm Natural Gas Transportation agreement between Tennessee Gas Pipeline and Colonial Gas Company (under Rate Schedule NET-Northeast), dated
       August 1, 1995, filed as Exhibit 10 (qq) to the Registrant's Form 10-K for the fiscal year ended December 31, 1995.*

 10.40 Gas Transportation Agreement between Tennessee Gas Pipeline Company and
       Colonial Gas Company (under Rate Schedule FT-A), dated June 1, 1995, filed as Exhibit 10 (rr) to the Registrant's Form 10-K for the fiscal year ended December 31, 1995.*

 10.41 Amendment No. 1 (dated July 1, 1995 to Gas Storage Contract between
       Tennessee Gas Pipeline Company and Colonial Gas Company (under Rate
       Schedule FS), dated December 1, 1994 (which superseded contract dated
       September 1, 1993), filed as Exhibit 10 (ss) to the Registrant's Form
       10-K for the fiscal year ended December 31, 1995.*

 10.42 Amendment to Gas Transportation Contract for Firm Reserved Service with
       Iroquois Gas Transmission System, L.P., dated September 1, 1995, filed as Exhibit 10 (tt) to the Registrant's Form 10-K for the fiscal year ended December 31, 1995.*

 10.43 Service Agreement between Algonquin Transmission Company and Colonial
       Gas Company (Under Rate Schedule AFT-1), dated December 1, 1995, filed as Exhibit 10 (uu) to the Registrant's Form 10-K for the fiscal year ended December 31, 1995.*

 10.44 Service Agreement between Algonquin Gas Transmission Company and
       Colonial Gas Company (under Rate Schedule AFT-1), dated August 25, 1999.
       (Filed herewith).

 10.45 Service Agreement between CNG Transmission Corporation and Colonial Gas
       Company (under Rate Schedule GSS-II), contract No. 300114, dated
       November 1, 1998. (Filed herewith).

 10.46 Service Agreement between CNG Transmission Corporation and Colonial Gas
       Company (under Rate Schedule GSS-II), contract No. 300115, dated
       November 1, 1998. (Filed herewith).

 10.47 Amended Service Agreement between Texas Eastern Transmission Corporation and Colonial Gas Company (under Rate Schedules CDS & FT-1) dated January
       6, 1999. (Filed herewith).

 10.48 Redacted Gas Resources Portfolio Management and Gas Sales Agreement between Colonial Gas Company and El Paso Energy Marketing Company dated
       September 14, 1999, as amended. (Filed herewith as Exhibit 10.1 to Form
       10-K of Eastern Enterprises for the year ended December 31, 1999, and incorporated herein by reference).


 10.49 Contract Restructuring Agreement between Colonial Gas Company and
       Tennessee Gas Pipeline dated August 2, 1999. (Filed herewith).

 10.50 Form Employment Agreement dated as of October 13, 1998, for Colonial Gas
       Company corporate officers, filed as Exhibit 10.l to the Registrant's
       Form 10-Q for the quarter ended September 30, 1998.*

 10.51 Employment Agreement dated as of October 13, 1998, by and between Colonial Gas Company, Transgas Inc. and V.W. Baur, filed as Exhibit 10.2 to the Registrant's Form 10-Q for the quarter ended September 30, 1998.*

 10.52 Colonial Gas Company Retention Bonus Plan, effective as of October 19,
       1998, filed as Exhibit 10.3 to the Registrant's Form 10-Q for the quarter ended September 30, 1998.*

 10.53 Rate increase deferral incentive policy of Colonial Gas Company dated
       January 1, 1995, filed as Exhibit 10 (xx) to the Registrant's Form 10-K for the fiscal year ended December 31, 1994.*

 10.54 1997 Transitional Executive Incentive Plan of Colonial Gas Company, filed as Exhibit 10e to the Registrant's Form 10-K for the fiscal year ended December 31, 1997.*

 10.55 Colonial Gas Company Executive Performance and Equity Incentive Plan included as Appendix A to the Proxy Statement for the Company's 1998
       Annual Meeting and to the Prospectus included in the Registration
       Statement on Form S-4 of the Company's subsidiary, Colonial Energy, filed on March 6, 1998 (Commission File No. 333-47441).*

 23a   Consent of Independent Certified Public Accountants.

 23b   Consent of Independent Certified Public Accountants.

 27 Financial Data Schedule for the four months ended December 31, 1999 and the eight months ended August 31, 1999.

   There were no reports on Form 8-K filed in the Fourth Quarter of 1999.
--------
 * Not filed herewith. In accordance with Rule 12(b)(32) of the General Rules and Regulations under the Securities Exchange Act of 1934, reference is made to the document previously filed with the Commission.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Colonial Gas Company (Registrant)

                                                     Joseph F. Bodanza
                                          By: _________________________________
                                                     Joseph F. Bodanza
                                                 Senior Vice President and
                                                         Treasurer
                                                 (Principal Financial and
                                                    Accounting Officer)

Date: March 14, 2000

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 14th day of March, 2000.

                 Signature                                     Title
                 ---------                                     -----

             Chester R. Messer              Director and President
___________________________________________
             Chester R. Messer

           Anthony J. DiGiovanni            Director and Senior Vice President
___________________________________________
           Anthony J. DiGiovanni

             Joseph F. Bodanza              Director and Senior Vice President and
___________________________________________  Treasurer (Principal Financial and
             Joseph F. Bodanza               Accounting Officer)

              J. Atwood Ives                Director
___________________________________________
              J. Atwood Ives

              Fred C. Raskin                Director
___________________________________________
              Fred C. Raskin

            Walter J. Flaherty              Director
___________________________________________
            Walter J. Flaherty

            L. William Law, Jr.             Director
___________________________________________
            L. William Law, Jr.

                             COLONIAL GAS COMPANY

           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES (Information required by Items 8 and 14 (a) of Form 10-K)

Reports of Independent Public Accountants........................ F-18 and F-19
 Consolidated Statements of Earnings for the Four Months Ended
 December 31, 1999, Eight
 Months Ended August 31, 1999, and Two Years Ended December 31,
 1998............................................................      F-2
 Consolidated Balance Sheets as of December 31, 1999 and 1998....  F-3 and F-4
 Consolidated Statements of Retained Earnings for the Four Months
 Ended December 31, 1999, Eight Months Ended August 31, 1999, and
 Two Years Ended December 31, 1998...............................      F-5
 Consolidated Statements of Cash Flows for the Four Months Ended
 December 31, 1999, Eight Months Ended August 31, 1999, and Two
 Years Ended December 31, 1998...................................      F-6
 Notes to Consolidated Financial Statements......................  F-7 to F-17
Interim Financial Information for the Two Years Ended December
 31, 1999 (Unaudited)............................................     F-20
 Schedules for the Three Years Ended December 31, 1999:
   II--Valuation and Qualifying Accounts.........................  F-21 to F-24

   Schedules other than those listed above have been omitted as the information has been included in the consolidated financial statements and related notes or is not applicable nor required.

                              COLONIAL GAS COMPANY

                      CONSOLIDATED STATEMENTS OF EARNINGS

                          Four Months  Eight Months         Years Ended
                             Ended         Ended           December 31,
                          December 31,  August 31,   --------------------------
                              1999         1999          1998          1997
                          ------------ ------------- ------------  ------------
                                             (In Thousands)
                                       (Predecessor) (Predecessor) (Predecessor)
Operating revenues......    $54,098      $122,626      $167,978      $187,140
Cost of gas sold........     26,087        65,320        88,127       102,455
                            -------      --------      --------      --------
Operating margin........     28,011        57,306        79,851        84,685
                            -------      --------      --------      --------
Operating expenses:
  Operations............      9,101        19,818        27,793        30,044
  Maintenance...........      1,151         4,835         4,794         4,503
  Depreciation and
   amortization.........      2,857        10,086        13,435        12,049
  Amortization of
   goodwill.............      2,008           --            --            --
  Income taxes..........      3,406         3,639         7,134         9,972
  Taxes, other than
   income...............      1,626         3,861         5,155         5,261
  Merger related
   expenses.............        --          3,788         1,808           --
                            -------      --------      --------      --------
  Total operating
   expenses.............     20,149        46,027        60,119        61,829
                            -------      --------      --------      --------
Operating earnings......      7,862        11,279        19,732        22,856
Other earnings (loss),
 net....................        237           (20)          485           624
                            -------      --------      --------      --------
Earnings before interest
 expense................      8,099        11,259        20,217        23,480
                            -------      --------      --------      --------
Interest expense:
  Long-term debt........      2,844         5,689         8,130         8,113
  Other, including
   amortization of debt
   expense..............      2,569         1,244           604           (79)
  Less--Interest during
   construction.........        (27)         (194)         (805)         (594)
                            -------      --------      --------      --------
  Total interest
   expense..............      5,386         6,739         7,929         7,440
                            -------      --------      --------      --------
Net earnings............    $ 2,713      $  4,520      $ 12,288      $ 16,040
                            =======      ========      ========      ========


  The accompanying notes are an integral part of these consolidated financial statements.

                              COLONIAL GAS COMPANY

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                            December 31,
                                                       ------------------------
                                                         1999         1998
                                                       ---------  -------------
                                                           (In Thousands)
                                                                  (Predecessor)
Gas plant, at cost.................................... $ 390,447    $ 389,777
Construction work-in-progress.........................     2,914        7,136
  Less-Accumulated depreciation.......................  (109,628)    (102,936)
                                                       ---------    ---------
    Net plant.........................................   283,733      293,977
                                                       ---------    ---------
Non-Utility Property, Net.............................       --         6,948
                                                       ---------    ---------
Current assets:
  Cash................................................       389        3,125
  Accounts receivable, less reserves of $2,677 at
   December 31, 1999 and $2,551 at December 31, 1998..    15,987       13,241
  Accrued utility margin..............................     8,074        7,876
  Deferred gas costs..................................    13,803       18,195
  Natural gas and other inventories, at average cost..    11,581       12,712
  Materials and supplies, at average cost.............     2,277        2,906
  Current income taxes................................     4,182          --
  Prepaid expenses....................................       330        9,513
                                                       ---------    ---------
    Total current assets..............................    56,623       67,568
                                                       ---------    ---------
Other assets:
  Excess of cost over fair value of acquired net
   assets, less amortization..........................   239,045          --
  Deferred charges and other assets...................     4,646       32,511
                                                       ---------    ---------
    Total other assets................................   243,691       32,511
                                                       ---------    ---------
    Total assets...................................... $ 584,047    $ 401,004
                                                       =========    =========


  The accompanying notes are an integral part of these consolidated financial statements.

                              COLONIAL GAS COMPANY

                          CONSOLIDATED BALANCE SHEETS

                         CAPITALIZATION AND LIABILITIES

                                                              December 31,
                                                         ----------------------
                                                           1999       1998
                                                         -------- -------------
                                                             (In Thousands)
                                                                  (Predecessor)
Capitalization:
  Common stockholder's investment--
   Common stock, $1 par value--
   Authorized and outstanding--100 shares at December
   31, 1999............................................. $    --    $    --
  Common Stock, $3.33 par value--
   Authorized shares--15,000,000 at December 31, 1998;
  Issued shares--8,910,000 at December 31, 1998.........      --      29,669
  Amounts in excess of par value........................  225,667     63,080
  Retained earnings.....................................      229     36,173
                                                         --------   --------
    Total common stockholder's investment...............  225,896    128,922
Long-term obligations, less current portion.............  121,021    120,963
                                                         --------   --------
    Total capitalization................................  346,917    249,885
                                                         --------   --------
Advances from parent company............................  100,000        --
                                                         --------   --------
Current liabilities:
  Current portion of long-term obligations..............      646        722
  Notes payable.........................................   29,000     52,000
  Gas inventory financing...............................   15,009     14,125
  Accounts payable......................................   16,578     12,186
  Accounts payable--affiliates..........................   17,916        --
  Accrued interest......................................    2,936      2,698
  Customer deposits.....................................      644        818
  Refunds due customers.................................    5,331        --
  Other.................................................      389      7,034
                                                         --------   --------
    Total current liabilities...........................   88,449     89,583
                                                         --------   --------
Reserves and deferred credits:
  Unrecovered deferred income taxes.....................      --       8,349
  Deferred income taxes.................................   32,276     44,555
  Unamortized investment tax credits....................    2,811      3,072
  Postretirement benefits obligation....................    5,136        --
  Other.................................................    8,458      5,560
                                                         --------   --------
    Total reserves and deferred credits.................   48,681     61,536
                                                         --------   --------
    Total capitalization and liabilities................ $584,047   $401,004
                                                         ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                              COLONIAL GAS COMPANY

                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

                         Four Months  Eight Months
                            Ended         Ended     Years Ended December 31,
                         December 31,  August 31,   --------------------------
                             1999         1999          1998          1997
                         ------------ ------------- ------------  ------------
                                            (In Thousands)
                                      (Predecessor) (Predecessor) (Predecessor)
Balance at beginning of
 period.................   $   --        $36,173      $ 35,924      $ 31,319
  Net earnings..........     2,713         4,520        12,288        16,040
  Cash dividends on
   common stock.........    (2,484)       (6,255)      (12,039)      (11,435)
                           -------       -------      --------      --------
Balance at end of
 period.................   $   229       $34,438      $ 36,173      $ 35,924
                           =======       =======      ========      ========



  The accompanying notes are an integral part of these consolidated financial statements.

                              COLONIAL GAS COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                         Four Months  Eight Months         Years Ended
                            Ended         Ended           December 31,
                         December 31,  August 31,   --------------------------
                             1999         1999          1998          1997
                         ------------ ------------- ------------  ------------
                                            (In Thousands)
                                      (Predecessor) (Predecessor) (Predecessor)
Cash flows from
 operating activities:
 Net earnings...........   $  2,713     $  4,520      $ 12,288      $ 16,040
 Adjustments to
  reconcile net earnings
  to cash provided by
  operating activities:
  Depreciation and
   amortization.........      4,865       10,086        14,764        13,334
  Deferred taxes........        404      (12,683)        3,157         3,208
  Other changes in
   assets and
   liabilities:
   Accounts receivable..     (4,548)       1,802         5,344        (3,581)
   Accrued utility
    margin..............     (7,420)       7,222          (459)       (1,084)
   Accounts payable--
    affiliates..........     15,084        2,832           --            --
   Inventories..........      1,120          640           247        (1,001)
   Deferred gas costs...    (13,888)      18,280         1,071           (28)
   Accounts payable.....      5,666       (1,274)       (3,488)        1,130
   Federal and state
    income taxes........     (3,406)        (776)       (2,164)        2,708
   Refunds due
    customers...........       (202)       5,533          (669)        1,445
   Other................     (7,279)      17,351          (648)         (538)
                           --------     --------      --------      --------
    Cash (used for)
     provided by
     operating
     activities.........     (6,891)      53,533        29,443        31,633
                           --------     --------      --------      --------
Cash flows from
 investing activities:
 Capital expenditures...     (7,105)     (12,715)      (31,457)      (37,676)
                           --------     --------      --------      --------
Cash flows from
 financing activities:
 Changes in notes
  payable, net..........     10,000      (33,000)        2,600        (1,000)
 Changes in inventory
  financing.............      4,139       (3,255)         (770)        1,856
 Issuance of long-term
  debt, net of issuance
  cost..................        --           --         39,116        14,871
 Retirement of long-term
  debt, including
  premiums..............        --          (102)      (30,568)       (5,152)
 Issuance of common
  stock.................        --         1,399         6,541         3,621
 Cash dividends paid on
  common stock..........     (2,484)      (6,255)      (12,039)      (11,435)
                           --------     --------      --------      --------
    Cash provided by
     (used for)
     financing
     activities.........     11,655      (41,213)        4,880         2,761
                           --------     --------      --------      --------
Increase (decrease) in
 cash...................     (2,341)        (395)        2,866        (3,282)
Cash at beginning of
 period.................      2,730        3,125           259         3,541
                           --------     --------      --------      --------
Cash at end of period...   $    389     $  2,730      $  3,125      $    259
                           ========     ========      ========      ========
Supplemental disclosure
 of cash flow
 information:
 Cash paid during the
  year for:
    Interest, net of
     amounts
     capitalized........   $  1,657     $  8,434      $ 10,229      $  9,465
    Income taxes........   $  4,376     $  3,595      $  7,238      $  7,509


  The accompanying notes are an integral part of these consolidated financial statements.

                             COLONIAL GAS COMPANY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Accounting Policies

 General

   The Company is a gas distribution company engaged in the transportation and sale of natural gas to residential, commercial and industrial customers. The Company's service territory includes 24 municipalities located northwest of Boston and on Cape Cod.

 Principles of Consolidation

   The Company is a wholly-owned subsidiary of Eastern Enterprises ("Eastern"). The consolidated financial statements include the accounts of the Company and its affiliate, Massachusetts Fuel Inventory Trust and, for periods prior to August 31, 1999 ("Predecessor Financial Statements"), the operations of Colonial Gas Company, its affiliate, Massachusetts Fuel Inventory Trust, and a wholly-owned subsidiary, Transgas Inc. The Predecessor Financial Statements have been prepared using the historical cost of the Company's assets and have not been adjusted to reflect the merger with Eastern. However, certain accounts for the prior periods have been reclassified to conform to the presentation as of December 31, 1999. Transgas ceased to be a subsidiary of Colonial Gas Company and became a subsidiary of Eastern upon closing of the merger. All material intercompany balances and transactions between the Company and its subsidiary have been eliminated in consolidation.

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

 Merger

   On August 31, 1999, the Company completed a merger with Eastern in a transaction with an enterprise value of approximately $474 million. In effecting the transaction, Eastern paid $150 million in cash, net of cash acquired and including transaction costs, issued approximately 4.2 million shares of common stock valued at $186 million and assumed $138 million of debt.

   The Colonial merger was accounted for using the purchase method of accounting for business combinations. The purchase price was allocated to the net assets acquired based on their fair value. The historical cost basis of Colonial's assets and liabilities, with the exception of the adjustments described below, was determined to represent the fair value due to the existence of a regulatory-approved rate plan based upon the recovery of historical costs and a fair return thereof. Most of the operations of the Company have been integrated into the operations of its affiliate, Boston Gas, a wholly-owned subsidiary of Eastern.

   In connection with the merger, the Department of Telecommunications and Energy (the "Department") approved a rate plan resulting in a ten year freeze of base rates at current levels. As part of the approved rate plan, the Company will be charged by Boston Gas for incremental costs incurred by Boston Gas on behalf of the Company. Due to the length of the base rate freeze, the Company was required to discontinue its application of Statement of Financial Accounting Standards (SFAS) No. 71 "Accounting for the Effects of Certain Types of Regulation".

   Accordingly, as of the merger, the Company assigned no value to regulatory assets of approximately $18 million, consisting principally of deferred demand side management program costs, deferred environmental costs and unrecovered deferred income taxes.

                             COLONIAL GAS COMPANY

(1) Accounting Policies (Continued)
   In addition, the Company assigned no value to information systems and computer equipment approximating $15 million, which were no longer used or useful, as the Company has integrated the majority of its information technology software applications into those of Boston Gas. Also, the Company recorded merger-related costs of approximately $10 million consisting primarily of severance, early retirement, change in control costs, investment banking fees and a software license termination fee, and recorded a liability equal to the pension and other post retirement benefit obligations in excess of the market value of plan assets of $6 million.

   The allocation of the purchase price remains subject to adjustment upon final valuation of certain acquired balances. The excess of consideration over the fair value of the assets acquired of $241 million has been recorded as goodwill, which is being amortized on a straight-line basis over a 40-year period. Of the $241 million, $141 million was recorded as an increase to common equity and $100 million as advances from the parent company.

 Regulation

   The Company's operations are subject to Massachusetts statutes applicable to gas utilities.

   For the periods prior to the approval of the merger and rate plan, the accounting policies conformed to generally accepted accounting principles as applied to regulated public utilities and reflected the effects of the ratemaking process in accordance with SFAS No. 71. Under SFAS No. 71, the Company was allowed to defer certain costs that otherwise would be expensed in recognition of the ability to recover them in future rates. As described above, the Company discontinued application of SFAS No. 71 as a result of the rate plan approved by the Department in connection with its approval of the merger of the Company with Eastern.

   After conducting an industry-wide proceeding regarding the calculation of lost margins that gas companies are allowed to recover as a result of their conservation or demand side management ("DSM") programs, the Department ruled in November 1999 that effective for filings for the twelve-month period beginning May 1, 1999, the Company may recover lost margins for only four years after the DSM measures are installed. The ruling will change the Company's previous calculation method as approved by the Department in the Company's previous filings. However, based on the Department's order approving the merger and rate plan, the Company can recover the resulting decrease in lost margins as an exogenous adjustment.

 Gas Operating Revenues

   Gas operating revenues are accrued based upon the amount of gas delivered to customers through the end of the accounting period. Accrued Utility Margin of $8,074,000 and $7,876,000, as reported in the Consolidated Balance Sheets at December 31, 1999 and 1998, respectively, represents the accrual of unbilled operating revenues net of related gas costs. The Company records lost margins and incentives assocated with the Company's DSM programs as revenue when earned and therefore billable by the Company.

 Depreciation

   Depreciation is provided at rates designed to amortize the cost of depreciable property, plant and equipment over their estimated remaining useful lives. The composite depreciation rate, expressed as a percentage of the average depreciable property in service, is 3.7% for all periods presented.

   Accumulated depreciation is charged with original cost and the cost of removal, less salvage value, of units retired. Expenditures for repairs, upkeep of units of property and renewal of minor items of property replaced independently of the unit of which they are a part are charged to maintenance expense as incurred.

                             COLONIAL GAS COMPANY

(1) Accounting Policies (Continued)
 Pending Accounting Changes

   SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137, is effective for fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company has not yet quantified the impact of adopting SFAS No. 133 on the consolidated financial statements. However, SFAS No. 133 could increase volatility in earnings and other comprehensive income.

 Reclassifications

   Certain prior year financial statement amounts have been reclassified for consistent presentation with the current year.

(2) Cost of Gas Adjustment Clause and Deferred Gas Costs

   The cost of gas adjustment clause ("CGAC") requires the Company to semi-annually adjust its rates for firm gas sales in order to track changes in the cost of gas distributed, with an annual adjustment of subsequent rates for any over or under recovery of actual costs incurred. As a result, the Company defers the cost of any firm gas that has been distributed, but is unbilled at the end of a period, to the period in which the gas is billed to customers.

   In its Order of August 14, 1998, the Department modified the CGAC to recover the gas cost portion of the Company's bad debt write-offs effective November 1, 1998. The order also approved a local distribution adjustment clause ("LDAC") to recover the amortization of all environmental response costs associated with former manufactured gas plant ("MGP") sites, FERC Order 636 transition costs, and costs related to the Company's various demand side management programs from the Company's firm sales and transportation customers. These costs were previously recovered through the CGAC. Upon the discontinuance of the application of SFAS No. 71, the Company records amounts recoverable under the LDAC as revenue when billable to its customers.

(3) Income Taxes

   Since its acquisition, the Company is a member of an affiliated group of companies that files a consolidated federal income tax return. The Company's effective income tax rate was 49% in 1999, 37% in 1998, and 38% in 1997. State taxes and the nondeductibility of goodwill amortization after September 1, 1999, represent the majority of the difference between the effective rate and the federal income tax rate of 35% for 1999, and state taxes represent the majority of the difference for 1998 and 1997.

                             COLONIAL GAS COMPANY

(3) Income Taxes (Continued)

   A summary of the provision for income taxes is as follows:

                          Four Months  Eight Months          Years Ended
                             Ended         Ended            December 31,
                          December 31,  August 31,   ---------------------------
                              1999         1999          1998          1997
                          ------------ ------------- ------------- -------------
                                              (In Thousands)
                                       (Predecessor) (Predecessor) (Predecessor)
Current--
  Federal...............     $1,028       $5,344        $3,827        $5,188
  State.................        180        1,046           718         1,228
                             ------       ------        ------        ------
    Total Current
     Provision..........      1,208        6,390         4,545         6,416
                             ------       ------        ------        ------
Deferred--
  Federal...............      1,800       (2,328)        2,387         3,376
  State.................        398         (423)          503           480
                             ------       ------        ------        ------
    Total Deferred
     Provision..........      2,198       (2,751)        2,890         3,856
                             ------       ------        ------        ------
Amortization of
 investment tax credit..        --           --           (301)         (300)
                             ------       ------        ------        ------
Provision for income
 taxes..................     $3,406       $3,639        $7,134        $9,972
                             ======       ======        ======        ======

   Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Income tax credits are deferred and credited to income over the lives of the property giving rise to such credits.

   For income tax purposes, the Company uses accelerated depreciation and shorter depreciation lives, as permitted by the Internal Revenue Code. Deferred federal and state taxes are provided for the tax effects of all temporary differences between financial reporting and taxable income. Significant items making up deferred tax assets and liabilities at December 31, 1999 and 1998 are as follows:

                                                              December 31,
                                                         -----------------------
                                                           1999        1998
                                                         --------  -------------
                                                             (In Thousands)
                                                                   (Predecessor)
Assets:
    Total deferred tax assets........................... $  1,077    $  1,054
                                                         --------    --------
Liabilities:
  Accelerated Depreciation..............................  (37,813)    (43,662)
  Deferred Gas Costs....................................     (748)     (3,830)
  Other.................................................    5,683     (10,296)
                                                         --------    --------
    Total deferred tax liabilities......................  (32,878)    (57,788)
                                                         --------    --------
    Total net deferred taxes............................ $(31,801)   $(56,734)
                                                         ========    ========

                             COLONIAL GAS COMPANY

(4) Commitments

 Long-term Obligations

   The following table provides information on long-term obligations as of:

                                                             December 31,
                                                        -----------------------
                                                          1999        1998
                                                        --------  -------------
                                                            (In Thousands)
                                                                  (Predecessor)
First Mortgage Bonds:
  8.80%, Series CH, due 2022........................... $ 25,000    $ 25,000
  6.38%--6.94%, Medium-Term Notes, Series A, due 2008--
   2027................................................   65,000      65,000
  5.50%--6.86%, Medium-Term Notes, Series B, due 2003--
   2028................................................   30,000      30,000
Capital lease obligations (Note 6).....................    1,667       1,583
Note payable...........................................      --          102
Less current portion...................................     (646)       (722)
                                                        --------    --------
                                                        $121,021    $120,963
                                                        ========    ========

   The Company currently has a shelf registration covering the issuance of up to $75,000,000 of Medium-Term Notes, of which $30,000,000 of Medium-Term Notes, Series B have been issued.

   Bonds of $10,000,000 are due in 2003. Bonds of $15,000,000 due in 2027 can
be redeemed by the holder in 2002. Bonds of $20,000,000 due in 2025 can be redeemed by the holder in 2005. Bonds of $20,000,000 due in 2028 can be redeemed by the holder in 2008.

   The first mortgage bonds are collateralized by utility property. The Company's first mortgage bond indenture includes, among other provisions, limitations on the issuance of long-term debt, leases and the payment of dividends from retained earnings.

   Annual maturities of capital lease obligations are $646,000, $499,000, $337,000, $154,000, and $31,000 for 2000 through 2004, respectively.

 Short-Term Debt and Lines of Credit

   The Company maintains a bank line of credit with a consortium of four banks which expires in September, 2000. The bank line of credit allows the Company to borrow on a demand basis up to $75,000,000, less whatever amount has been borrowed through the Company's gas inventory trust (described below). The line of credit allows the Company the option to borrow under three alternative rates: Eurodollar (LIBOR), prime, or a competitive bid option. At December 31, 1999, the credit available under the bank line of credit was $30,991,000. The weighted average interest rate on these borrowings was 6.66% and 5.80% at December 31, 1999 and 1998, respectively.

 Gas Inventory Financing

   The Company has an agreement with a single-purpose Massachusetts trust, the Company's gas inventory trust, under which the Company sells supplemental gas inventory to the trust at the Company's cost. The Company's agreement with the trust requires it to repurchase such inventory at cost when needed and reimburse the trust for financing costs incurred. The trust finances such purchases of inventory by borrowing under a bank line of credit with a maximum borrowing commitment of $30,000,000 that is complementary to and on similar terms as the Company's bank line of credit described above. The Department has approved the inventory trust arrangement and has allowed the cost of such gas inventory, including fees and financing costs, to be recovered through the Company's CGAC.

                             COLONIAL GAS COMPANY

(5) Retiree Benefits

   Effective January 1, 1999, the Company adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Post-retirement Benefits," which revises prior disclosure requirements. Previous information has been restated to conform to the current presentation.

 Pension Plans

   The Company has defined benefit pension plans covering substantially all employees. These include two qualified union plans, one qualified plan for non-union employees, and various unqualified individual retirement agreements covering certain key employees and retirees. The Company's funding policy for the qualified plans is to contribute annually an amount at least equal to the normal cost plus a 30-year amortization of the unfunded actuarially calculated accrued liability. The net periodic pension cost was as follows:

                          Four Months  Eight Months
                             Ended         Ended     Years Ended December 31,
                          December 31,  August 31,   --------------------------
                              1999         1999          1998          1997
                          ------------ ------------- ------------  ------------
                                             (In Thousands)
                                       (Predecessor) (Predecessor) (Predecessor)
Service cost............    $   243       $   850      $ 1,220       $ 1,042
Interest cost on
 projected benefits
 obligations............      1,239         2,447        3,492         3,427
Expected return on plan
 assets.................     (1,302)       (2,977)      (4,170)       (3,638)
Amortization of prior
 service cost...........        --             97          161           196
Amortization of
 transitional
 obligation.............        --            238          357           357
Recognized actuarial
 loss...................        --             96          107            47
Curtailment.............        --            295          --            --
                            -------       -------      -------       -------
Total net pension cost..    $   180       $ 1,046      $ 1,167       $ 1,431
                            =======       =======      =======       =======

 Postretirement Life and Health Care

   The Company has a postretirement benefit plan that covers substantially all employees. The plan provides medical, dental and life insurance benefits. The plan is contributory for retirees, with respect to postretirement medical and dental benefits; the plan is noncontributory with respect to life insurance benefits.

   Beginning in 1990, the Company has funded a portion of these costs through the combination of trusts under Section 501(c)(9) and Section 401(h) of the Internal Revenue Code.

   Net periodic expense for postretirement benefits other than pensions was as follows:

                          Four Months  Eight Months
                             Ended         Ended     Years Ended December 31,
                          December 31,  August 31,   --------------------------
                              1999         1999          1998          1997
                          ------------ ------------- ------------  ------------
                                             (In Thousands)
                                       (Predecessor) (Predecessor) (Predecessor)
Service cost............     $  39         $  94        $ 138         $ 113
Interest cost on
 accumulated benefits
 obligations............       247           400          534           477
Expected return on plan
 assets.................      (127)         (292)        (412)         (375)
Amortization of
 transition obligation..       --            166          249           270
Recognized actual gain..       --            --           --            (75)
Curtailment.............       --            308          --            --
                             -----         -----        -----         -----
Total net retiree health
 care cost..............     $ 159         $ 676        $ 509         $ 410
                             =====         =====        =====         =====

                             COLONIAL GAS COMPANY

(5) Retiree Benefits (Continued)
   The tables above do not reflect retirement enhancements for pension and health care of $2,667,000 and $33,000, respectively for the eight months ended August 31, 1999.

   The following tables set forth the change in benefit obligation and plan assets and reconciliation of funded status of the Company's pension plans and amounts recorded in the Company's balance sheet as of December 31, 1999, August 31, 1999 and December 31, 1998. Actuarial measurement dates are October 1, 1999, August 31, 1999 and December 31, 1998, respectively.

                                      Four Months  Eight Months
                                         Ended         Ended      Year Ended
                                      December 31,  August 31,   December 31,
                                          1999         1999          1998
                                      ------------ ------------- -------------
                                                   (In Thousands)
                                                   (Predecessor) (Predecessor)
Pensions
--------
Change in benefit obligation
Balance at beginning of period.......   $53,805       $53,132       $50,989
Service cost.........................       243           850         1,220
Interest cost........................     1,239         2,447         3,492
Plan amendments......................       --            --            177
Curtailment loss.....................       --            557           --
Special termination benefits.........       --          2,667           --
Benefits paid........................    (1,152)       (2,045)       (3,139)
Subsidiary spun-off..................       --         (2,557)          --
Actuarial (gain) loss................    (1,149)       (1,246)          393
                                        -------       -------       -------
Balance at end of period.............   $52,986       $53,805       $53,132
                                        =======       =======       =======
Change in plan assets
Fair value, beginning of period......   $50,055       $51,839       $48,332
Actual return on plan assets.........      (486)        1,564         5,161
Employer contributions...............        67           569         1,484
Benefits paid........................    (1,152)       (2,045)       (3,138)
Subsidiary spun-off..................       --         (1,872)          --
                                        -------       -------       -------
Fair value at end of period..........   $48,484       $50,055       $51,839
                                        =======       =======       =======
Reconciliation of funded status
Funded status........................   $(4,502)      $(3,750)      $(1,293)
Contributions for fourth quarter.....       158           --            --
Unrecognized actuarial loss..........       640           --            102
Unrecognized transition obligation...       --            --          1,747
Unrecognized prior service...........       --            --          1,830
                                        -------       -------       -------
Net amount recognized at end of
 period..............................   $(3,704)      $(3,750)      $ 2,386
                                        =======       =======       =======
Amounts recognized in balance sheet
Prepaid benefit cost.................   $   130       $    92       $ 2,442
Accrued benefit liability............    (3,904)       (3,842)       (3,228)
Intangible asset.....................       --            --          2,126
Accumulated other comprehensive
 income..............................        70           --          1,046
                                        -------       -------       -------
Net amount...........................   $(3,704)      $(3,750)      $ 2,386
                                        =======       =======       =======

                             COLONIAL GAS COMPANY

(5) Retiree Benefits (Continued)
   Assets of the employee benefit plans are invested in domestic and international equities, domestic and international fixed income securities, real estate and other short-term debt instruments.

   The following tables set forth the change in benefit obligation and plan assets and reconciliation of funded status of the Company's post-retirement life and health benefit plans and amounts recorded in the Company's balance sheet as of December 31, 1999, August 31, 1999 and December 31, 1998. Actuarial measurement dates are October 1, 1999, August 31, 1999 and December 31, 1998, respectively.

                                      Four Months  Eight Months
                                         Ended         Ended      Year Ended
                                      December 31,  August 31,   December 31,
                                          1999         1999          1998
                                      ------------ ------------- -------------
                                                   (In Thousands)
                                                   (Predecessor) (Predecessor)
Healthcare
----------
Change in benefit obligation
Balance at beginning of period.......   $10,235       $ 8,558       $ 7,179
Service cost.........................        39            94           138
Interest Cost........................       247           400           534
Amendments...........................       --            --           (315)
Curtailment gain.....................       --           (270)          --
Special termination benefits.........       --             33           --
Benefits paid........................       (49)         (278)         (251)
Subsidiary spun-off..................       --           (586)          --
Actuarial loss.......................       289         2,284         1,273
                                        -------       -------       -------
Balance at end of period.............   $10,761       $10,235       $ 8,558
                                        =======       =======       =======
Change in plan assets
Fair value, beginning of period......   $ 5,363       $ 5,439       $ 5,163
Actual return on plan assets.........      (141)          245           527
Employer contributions...............       --            252           --
Benefits paid........................       (50)         (278)         (251)
Subsidiary spun-off..................       --           (295)          --
                                        -------       -------       -------
Fair value, end of period............   $ 5,172       $ 5,363       $ 5,439
                                        =======       =======       =======
Reconciliation of funded status
Funded status........................   $(5,589)      $(4,872)      $(3,119)
Unrecognized actuarial (gain) or
 loss................................       558           --           (193)
Unrecognized transition obligation...       --            --          3,481
Unrecognized prior service...........       --            --            --
                                        -------       -------       -------
Net amount recognized at end of
 period..............................   $(5,031)      $(4,872)      $   169
                                        =======       =======       =======
Amounts recognized in balance sheet
Prepaid benefit cost.................   $   --        $   --        $   169
Accrued benefit liability............    (5,031)       (4,872)          --
                                        -------       -------       -------
Net amount...........................   $(5,031)      $(4,872)      $   169
                                        =======       =======       =======

                             COLONIAL GAS COMPANY

(5) Retiree Benefits (Continued)

   Following are the weighted-average assumptions used in developing the projected benefit obligation:

                                       Four Months  Eight Months
                                          Ended         Ended      Year Ended
                                       December 31,  August 31,   December 31,
                                           1999         1999          1998
                                       ------------ ------------- ------------
                                                    (Predecessor) (Predecessor)
Discount rate.........................        7.5%         7.5%       7.0%
Return on plan assets.................        8.5%         8.5%       9.5%
Increase in future compensation.......        4.5%         4.5%       4.0%
Health care inflation trend...........   8.0-10.0%    8.0-10.0%       6.0%

   The health care inflation rate for 2000 is assumed to be 8.0% and 10.0% for pre-65 and post-65 health care benefits, respectively. The rate is assumed to decrease gradually to 5.0% in 2006 for pre-65 benefits (2008 for post-65 benefits) and remain at that level thereafter. A one percentage point increase or decrease in the assumed health care trend rate for 1999 would have the following effects:

                                                   One-Percentage One-Percentage
                                                   Point Increase Point Decrease
                                                   -------------- --------------
                                                          (In Thousands)
Service cost and interest cost components.........     $   39        $   (33)
Post-retirement benefit obligation................     $1,258        $(1,048)

(6) Leases

   The Company leases certain equipment used in its operations. The Company has capitalized certain of these leases and reflects lease payments as rental expense in the periods to which they relate.

   Total rental expense for the four months ended December 31, 1999 and eight months ended August 31, 1999 approximated $265,000 and $545,000, respectively. For the years ended December 31, 1998 and 1997, total rental expense approximated $1,150,000 and $1,527,000, respectively.

   The remaining minimum rental commitment for capital leases at December 31, 1999 is as follows:

     Year
     ----                                                       (In Thousands)
     2000...................................................... $    670
     2001......................................................      550
     2002......................................................      401
     2003......................................................      205
     2004......................................................       40
     Later years...............................................      --
                                                                --------
     Total minimum lease payments..............................    1,866
     Less--Amount representing interest and executory costs....      199
                                                                --------
     Present value of minimum lease payments on capital
      leases................................................... $  1,667
                                                                ========

(7) Fair Values of Financial Instruments

   The following methods and assumptions were used to estimate the fair values of financial instruments:

     Cash--The carrying amounts approximate fair value.

                             COLONIAL GAS COMPANY

(7) Fair Values of Financial Instruments (Continued)

     Short-term Debt--The carrying amounts of the Company's short-term debt, including notes payable and gas inventory financing, approximate their fair value.

     Long-term Debt--The fair value of long-term debt is estimated based on currently quoted market prices.

   The carrying amounts and estimated fair values of the Company's long-term debt at December 31, 1999 and 1998 are as follows:

                                                   1999              1998
                                             ----------------- -----------------
                                             Carrying   Fair   Carrying   Fair
                                              Amount   Value    Amount   Value
                                             -------- -------- -------- --------
                                                        (In Thousands)
                                                        (Predecessor)
   Long-term debt........................... $121,667 $116,462 $121,685 $130,885

(8) Related Party Transactions

   The Company paid Eastern $240,000 in 1999 for legal, tax and corporate services rendered.

   Included in the Consolidated Balance Sheet at December 31, 1999 is an advance payable to Eastern in the amount of $100,000,000. Interest is charged based on the quarterly short-term applicable federal rate issued by the Internal Revenue Service and was 5.45% as of December 31, 1999.

   Substantially all of the administrative functions and supporting information technology systems are integrated with those of Boston Gas Company, an affiliated company. As allowed by the Department, the Company is charged for costs incrementally incurred to provide these services.

(9) Environmental Matters

   The Company, like many other companies in the natural gas industry, is party to governmental proceedings requiring investigation and possible remediation of former manufactured gas plant ("MGP") and related sites. The Company may have or share responsibility under applicable environmental laws for the remediation of one former MGP site and related satellite disposal sites, as well as one non-MGP site and a federal superfund site. The Company has estimated its potential share of the costs of investigating and remediating these sites in accordance with SFAS No. 5, "Accounting for Contingencies," and the American Institute of Certified Public Accountants Statement of Position 96-1, "Environmental Remediation Liabilities." The Company has recorded a liability of approximately $850,000, which represents its best estimate at this time of remediation costs. However, there can be no assurance that actual costs will not vary considerably from this estimate. Factors that may bear on actual costs differing from estimates include, without limit, changes in regulatory standards, changes in remediation technologies and practices and the type and extent of contaminants discovered at the sites.

   The Company has received and responded to Requests for Information from the U.S. Environmental Protection Agency ("EPA") pursuant to Section 104 of the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), regarding one federal superfund site that the EPA is currently investigating. It is not possible at this time to reasonably estimate the amount of the Company's obligation for remediation of the site; however, the Company expects that its share, if any, will be de minimis.

   By a rate order issued on May 25, 1990, the Department approved recovery of all prudently incurred environmental response costs associated with former MGP related sites over separate, seven-year amortization periods, without a return on the unamortized balance. The Company currently believes, in light of the Department

                             COLONIAL GAS COMPANY

(9) Environmental Matters (Continued)
rate order, that it is not probable that actual costs will materially affect its financial condition or results of operations.

(10) Merger

   On November 4, 1999, Eastern signed a definitive agreement to be acquired by KeySpan Corporation. Subject to receipt of satisfactory regulatory approvals and the approval of Eastern shareholders, the transaction is expected to close in mid to late 2000, although it is possible that the transaction will not close until 2001.

(11) Commitments and Contingencies

   The Company maintains employment agreements with certain employees. The pending KeySpan merger is expected to trigger the change of control provisions under these agreements which, in the event of a termination, provide for one to three times salary and bonus as severance and, in certain circumstances, a tax gross-up and enhanced retirement benefits. The maximum contingent liability under these agreements is approximately $9 million.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Colonial Gas Company:

   We have audited the accompanying consolidated balance sheet of Colonial Gas Company (a Massachusetts Corporation and wholly-owned subsidiary of Eastern Enterprises) and subsidiary as of December 31, 1999, and the related consolidated statements of income, retained earnings and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Colonial Gas Company and subsidiaries as of December 31, 1998, were audited by other auditors whose report dated January 15, 1999, expressed an unqualified opinion on those statements.

   We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provided a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Colonial Gas Company and subsidiary as of December 31, 1999 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

   Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index to consolidated financial statements are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

   As discussed in Note 1, as a result of the merger, the approved rate plan and related discontinuance of SFAS No. 71, the Company changed certain accounting practices to comply with generally accepted accounting principles for non-regulated entities.

                                          Arthur Andersen LLP

Boston, Massachusetts
January 21, 2000

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To Colonial Gas Company:

   We have audited the accompanying consolidated balance sheet of Colonial Gas Company and subsidiaries as of December 31, 1998, and the related consolidated statements of income, cash flows, and common equity for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provided a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Colonial Gas Company and subsidiaries as of December 31, 1998 and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

   Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index to consolidated financial statements are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          Grant Thornton LLP

Boston, Massachusetts
January 15, 1999

                             COLONIAL GAS COMPANY

                         INTERIM FINANCIAL INFORMATION
             For the Two Years Ended December 31, 1999 (Unaudited)

                             Three Months Ended       Two Months   One Month Three Months
                         --------------------------  Ended August    Ended      Ended
                           March 31      June 30          31       Sept. 30    Dec. 31
                         ------------- ------------  ------------  --------- ------------
                         (Predecessor) (Predecessor) (Predecessor)
                                                 (In Thousands)
1999
Operating revenues......    $87,994      $25,580       $ 9,052      $ 4,446    $49,652
Operating margin........    $39,451      $13,648       $ 4,207      $ 2,161    $25,850
Utility operating
 earnings (loss)........    $16,535      $  (385)      $(4,871)     $(1,018)   $ 8,880
Net earnings (loss).....    $13,716      $(2,797)      $(6,399)     $(2,276)   $ 4,989

                                           Three Months Ended
                                       ---------------------------
                           March 31       June 30    September 30   December 31
                         ------------- ------------- ------------- -------------
                         (Predecessor) (Predecessor) (Predecessor) (Predecessor)
                                             (In Thousands)
1998
Operating revenues......    $77,822       $25,684       $12,347       $52,125
Operating margin........    $36,905       $12,022       $ 6,150       $24,774
Utility operating
 earnings (loss)........    $16,075       $   256       $(3,246)      $ 6,647
Net earnings (loss).....    $14,212       $(1,771)      $(5,213)      $ 5,060

   In the opinion of management, the quarterly financial data includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of such information.

                                                                     SCHEDULE II

                              COLONIAL GAS COMPANY

                       VALUATION AND QUALIFYING ACCOUNTS
                  For the Four Months Ended December 31, 1999
                                 (In Thousands)

                                          Additions
                                     -------------------    Net
                          Balance,    Charged   Charged  Deductions   Balance,
                        September 1, (Credited) to Other    from    December 31,
      Description           1999     to Income  Accounts  Reserves      1999
      -----------       ------------ ---------- -------- ---------- ------------
RESERVES DEDUCTED FROM
 ASSETS:
  Reserves for doubtful
   accounts............    $3,168       $344     $ --      $ 835      $ 2,677
                           ======       ====     =====     =====      =======
RESERVES INCLUDED IN
 LIABILITIES:
  Reserve for
   postretirement
   benefit cost........    $4,872       $159     $ --      $ --       $ 5,031
  Reserve for self-
   insurance...........     1,008        100       --        --         1,108
  Reserve for
   environmental
   expenses............       200        --        650       --           850
  Reserve for pension..     3,842        180       --        118        3,904
                           ------       ----     -----     -----      -------
    Total reserves
     included in
     liabilities.......    $9,922       $439     $ 650     $ 118      $10,893
                           ======       ====     =====     =====      =======

                                                                     SCHEDULE II

                              COLONIAL GAS COMPANY

                       VALUATION AND QUALIFYING ACCOUNTS
                   For the Eight Months Ended August 31, 1999
                                 (In Thousands)
                                 (Predecessor)

                                          Additions
                                     -------------------      Net
                          Balance,    Charged   Charged    Deductions   Balance,
                        December 31, (Credited) to Other      from     August 31,
      Description           1998     to Income  Accounts    Reserves      1999
      -----------       ------------ ---------- --------   ----------  ----------
Reserves deducted from
 assets:
  Reserves for doubtful
   accounts............    $2,551      $1,234    $  --       $  617      $3,168
                           ======      ======    ======      ======      ======
Reserves included in
 liabilities:
  Reserve for
   postretirement
   benefit cost........    $  --       $  676    $4,196(1)   $  --       $4,872
                                                                199
  Reserve for self-
   insurance...........     1,408         559       --          760(2)    1,008
  Reserve for
   environmental
   expenses............       200         --        --          --          200
  Reserve for pension..     3,228       1,046       137(1)      569       3,842
                           ------      ------    ------      ------      ------
    Total reserves
     included in
     liabilities.......    $4,836      $2,281    $4,333      $1,528      $9,922
                           ======      ======    ======      ======      ======

--------
(1) Recognition of added liability at acquisition, net of Transgas liability spun off.
(2) Reserve Balance spun off from Transgas at acquisition.

                                                                     SCHEDULE II

                              COLONIAL GAS COMPANY

                       VALUATION AND QUALIFYING ACCOUNTS
                      For the Year Ended December 31, 1998
                                 (In Thousands)
                                 (Predecessor)

                                          Additions
                                     -------------------    Net
                          Balance,    Charged   Charged  Deductions   Balance,
                        December 31, (Credited) to Other    from    December 31,
      Description           1997     to Income  Accounts  Reserves      1998
      -----------       ------------ ---------- -------- ---------- ------------
RESERVES DEDUCTED FROM
 ASSETS:
  Reserves for doubtful
   accounts............    $3,203      $  654     $ --     $1,306      $2,551
                           ======      ======     ====     ======      ======
RESERVES INCLUDED IN
 LIABILITIES:
  Reserve for self-
   insurance...........    $1,593      $  237     $ --     $  422      $1,408
  Reserve for
   environmental
   expenses............       707          --       --        507         200
  Reserve for pension..     3,543       1,167       --      1,482       3,228
                           ------      ------     ----     ------      ------
    Total reserves
     included in
     liabilities.......    $5,843      $1,404     $ --     $2,411      $4,836
                           ======      ======     ====     ======      ======

                                                                     SCHEDULE II

                              COLONIAL GAS COMPANY

                       VALUATION AND QUALIFYING ACCOUNTS
                      For the Year Ended December 31, 1997
                                 (In Thousands)
                                 (Predecessor)

                                          Additions
                                     -------------------    Net
                          Balance,    Charged   Charged  Deductions   Balance,
                        December 31, (Credited) to Other    from    December 31,
      Description           1996     to Income  Accounts  Reserves      1997
      -----------       ------------ ---------- -------- ---------- ------------
Reserves deducted from
 assets:
  Reserves for doubtful
   accounts............    $2,715      $1,956    $ --      $1,468      $3,203
                           ======      ======    =====     ======      ======
Reserves included in
 liabilities:
  Reserve for self-
   insurance...........    $1,486      $  675    $ --      $  568      $1,593
  Reserve for
   environmental
   expenses............     1,183         --       --         476         707
  Reserve for pension..     3,157       1,431      --       1,045       3,543
                           ------      ------    -----     ------      ------
    Total reserves
     included in
     liabilities.......    $5,826      $2,106    $ --      $2,089      $5,843
                           ======      ======    =====     ======      ======