Form 10-Q
period 2000-03-31
COLONIAL GAS CO
filed 2000-04-28
CIK 60653

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549



         (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended           March 31, 2000
                                           ---------------------------------

                                      OR

         (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________________ to _____________

                        Commission File Number 0-10007
                                               -------

                             COLONIAL GAS COMPANY
           --------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            MASSACHUSETTS                                   04-3480443
     ---------------------------------                 --------------------
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


                                     None
               -------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last report.



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

                                                                       FORM 10-Q
                                                                          Page 2

                        PART I.  FINANCIAL INFORMATION
                        ------------------------------


ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

Company or group of companies for which report is filed:

COLONIAL GAS COMPANY ("Company")

Consolidated Statements of Earnings
-----------------------------------


                                                                    (In Thousands)
                                                                  Three Months Ended
                                                           March 31,                March 31,
                                                             2000                      1999
                                                         ------------             --------------
                                                                                   (Predecessor)
OPERATING REVENUES                                           $86,335                  $87,994
 Cost of gas sold                                             41,653                   48,543
                                                             -------                  -------
 Operating Margin                                             44,682                   39,451
                                                             -------                  -------

OPERATING EXPENSES:
 Operations                                                    6,942                    7,430
 Maintenance                                                   1,050                    1,313
 Depreciation and amortization                                 5,784                    3,782
 Amortization of goodwill                                      1,506                        -
 Income taxes                                                  9,811                    8,641
 Taxes, other than income                                      1,665                    1,364
 Merger related expenses                                           -                      386
                                                             -------                  -------
 Total Operating Expenses                                     26,758                   22,916
                                                             -------                  -------
OPERATING EARNINGS                                            17,924                   16,535

OTHER EARNINGS (LOSS), NET                                       (51)                     (62)
                                                             -------                  -------

EARNINGS BEFORE INTEREST EXPENSE                              17,873                   16,473
                                                             -------                  -------

INTEREST EXPENSE:
 Long-term debt                                                2,133                    2,133
 Other, including amortization
 of debt expense                                               2,060                      667
 Less - Interest during construction                             (15)                     (43)
                                                             -------                  -------
 Total Interest Expense                                        4,178                    2,757
                                                             -------                  -------

NET EARNINGS                                                 $13,695                  $13,716
                                                             =======                  =======

COMMON STOCK DIVIDENDS                                       $ 6,039                  $ 3,078
                                                             =======                  =======

The accompanying notes are an integral part of these consolidated financial statements.

                                                                       FORM 10-Q
                                                                          Page 3

Colonial Gas Company
--------------------

Consolidated Balance Sheets
---------------------------


                                                                               (In Thousands)

                                                                March 31,       March 31,       December 31,
                                                                   2000            1999             1999
                                                             --------------     -----------     ------------
                                                                               (Predecessor)
ASSETS

GAS PLANT, at cost                                              $ 390,447        $ 389,049        $ 390,447
  Construction work-in-progress                                     6,080           11,821            2,914
  Less-Accumulated depreciation                                  (115,593)        (106,371)        (109,628)
                                                                ---------        ---------        ---------
       Net plant                                                  280,934          294,499          283,733
                                                                ---------        ---------        ---------

NON-UTILITY PROPERTY-NET                                                -            6,981                -
                                                                ---------        ---------        ---------

CURRENT ASSETS:

  Cash and cash equivalents                                           220            5,779              389
  Accounts receivable, less reserves
    of $3,149 and $3,157 at
    March 31, 2000 and 1999,
    respectively, and $2,677 at
    December 31, 1999                                              31,918           32,283           15,987
  Accrued utility margin                                            5,502            5,123            8,074
  Deferred gas costs                                                6,607                -           13,803
  Natural gas and other inventories                                 4,197            6,321           11,581
  Materials and supplies                                            2,359            2,650            2,277
  Current income taxes                                                  -                -            4,182
  Prepaid expenses                                                    171            6,451              330
                                                                ---------        ---------        ---------
       Total Current Assets                                        50,974           58,607           56,623
                                                                ---------        ---------        ---------


OTHER ASSETS:

  Excess of cost over fair value of
   acquired net assets, less amortization                         237,624                -          239,045
  Deferred charges and other assets                                 5,018           31,385            4,646
                                                                ---------        ---------        ---------
       Total Other Assets                                         242,642           31,385          243,691
                                                                ---------        ---------        ---------

TOTAL ASSETS                                                    $ 574,550        $ 391,472        $ 584,047
                                                                =========        =========        =========

  The accompanying notes are an integral part of these consolidated financial statements.

                                                                       FORM 10-Q
                                                                          Page 4

Colonial Gas Company
--------------------

Consolidated Balance Sheets
---------------------------

                                                                               (In Thousands)

                                                                  March 31,       March 31,        December 31,
                                                                    2000            1999              1999
                                                               --------------   ------------      ---------------
                                                                                (Predecessor)

CAPITALIZATION AND LIABILITIES


CAPITALIZATION:
 Common stockholder's investment-
   Common stock, $1 par value-
   Authorized and outstanding-100 shares
   at March 31, 2000 and December 31, 1999                    $      -           $      -          $      -
 Common Stock, $3.33 par value-
   Authorized shares-15,000,000 at
   March 31, 1999;
 Issued shares-8,949,000 at March 31, 1999                           -             29,800                 -
 Amounts in excess of par value                                225,667             64,284           225,667
 Retained earnings                                               7,885             46,812               229
                                                              --------           --------          --------
   Total common stockholder's investment                       233,552            140,896           225,896
 Long-term obligations, less current portion                   121,021            120,963           121,021
                                                              --------           --------          --------
   Total Capitalization                                        354,573            261,859           346,917
                                                              --------           --------          --------

ADVANCES FROM PARENT COMPANY                                   100,000                  -           100,000
                                                              --------           --------          --------

CURRENT LIABILITIES:
  Current portion of long-term obligations                         646                679               646
  Notes payable                                                 24,000             31,000            29,000
  Gas inventory financing                                        5,001              7,722            15,009
  Accounts payable                                              15,459             10,559            16,578
  Accounts payable-affiliates                                    2,055                  -            17,916
  Accrued income taxes                                          10,755              7,161                 -
  Accrued interest                                               2,314              2,102             2,936
  Refundable gas costs                                               -              2,772                 -
  Customer deposits                                                631                823               644
  Refunds due customers                                          4,057                  7             5,331
  Dividend payable-parent company                                6,039                  -                 -
  Other                                                            659              5,615               389
                                                              --------           --------          --------
     Total Current Liabilities                                  71,616             68,440            88,449
                                                              --------           --------          --------

RESERVES AND DEFERRED CREDITS:
  Unfunded deferred income taxes                                     -              8,155                 -
  Deferred income taxes                                         31,935             44,748            32,276
  Unamortized investment tax credits                             2,759              3,006             2,811
  Postretirement benefits obligation                             5,209                  -             5,136
  Other                                                          8,458              5,264             8,458
                                                              --------           --------          --------
    Total Reserves and Deferred Credits                         48,361             61,173            48,681
                                                              --------           --------          --------

TOTAL CAPITALIZATION AND LIABILITIES                          $574,550           $391,472          $584,047
                                                              ========           ========          ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                                                       FORM 10-Q
                                                                          Page 5

Colonial Gas Company
--------------------
Consolidated Statements of Cash Flows
-------------------------------------

                                                                     (In Thousands)

                                                               For the Three Months Ended
                                                               --------------------------
                                                               March 31           March 31
                                                                 2000               1999
                                                                 ----               ----
                                                                                (Predecessor)
Cash flows from operating activities:
   Net earnings                                                $ 13,695            $ 13,716
   Adjustments to reconcile net earnings to cash
     cash provided by operating activities:
     Depreciation and amortization                                7,500               3,917
     Deferred taxes                                                (341)                  -
     Other changes in assets and liabilities:
        Accounts receivable                                     (15,931)            (19,042)
        Accrued utility margin                                    2,572               2,753
        Accounts payable-affiliates                             (15,861)                  -
        Inventories                                               7,302               6,647
        Deferred gas costs                                        7,196              20,967
        Accounts payable                                         (1,119)             (1,627)
        Federal and state income taxes                           14,937               7,161
        Refunds due customers                                    (1,274)                  5
        Other                                                      (777)              2,015
                                                               --------            --------
Cash provided by operating activities                            17,899              36,512
                                                               --------            --------

Cash flows from investing activities:
   Capital expenditures                                          (3,060)             (4,669)
                                                               --------            --------

Cash flows from financing activities:
   Cash dividends paid on common stock                                -              (3,078)
   Issuance of common stock                                           -               1,335
   Retirement of long-term debt, including premiums                   -                 (43)
   Change in notes payable                                       (5,000)            (21,000)
   Change in inventory financing                                (10,008)             (6,403)
                                                               --------            --------
Cash used for financing activities                              (15,008)            (29,189)
                                                               --------            --------

Increase (decrease) in cash and cash
 equivalents                                                       (169)              2,654

Cash and cash equivalents at beginning of period                    389               3,125
                                                               --------            --------

Cash and cash equivalents at end of period                     $    220            $  5,779
                                                               ========            ========

Supplemental disclosure of cash flow information:
  Cash paid (received) during the period for:
    Interest, net of amounts capitalized                       $  4,766            $  3,957
                                                               ========            ========
    Income taxes                                               $ (4,785)           $    265
                                                               ========            ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                                                       FORM 10-Q
                                                                          Page 6

                             COLONIAL GAS COMPANY
                             --------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

                                MARCH 31, 2000
                                --------------



1.   ACCOUNTING POLICIES AND OTHER INFORMATION
     -----------------------------------------

     General
     -------

     The Company is a wholly-owned subsidiary of Eastern Enterprises ("Eastern"). The consolidated financial statements include the accounts of the Company and its affiliate, Massachusetts Fuel Inventory Trust, and, for periods prior to August 31, 1999 ("Predecessor Financial Statements"), the operations of Colonial Gas Company, its affiliate, Massachusetts Fuel Inventory Trust, and a wholly-owned subsidiary, Transgas Inc. The Predecessor Financial Statements have been prepared using the historical cost of the Company's assets and have not been adjusted to reflect the merger with Eastern. However, certain accounts for the prior periods have been reclassified to conform to the presentation as of March 31, 2000. As of the merger, Transgas ceased to be a subsidiary of Colonial Gas Company. All material intercompany balances and transactions between the Company and its subsidiary have been eliminated in consolidation.

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

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q. Therefore these interim financial statements should be read in conjunction with the Company's 1999 Annual Report filed on Form 10-K with the Securities and Exchange Commission.

     Mergers
     -------

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

                                                                       FORM 10-Q
                                                                          Page 7

     In connection with the approval of the merger, the Massachusetts Department of Telecommunications and Energy (the "Department") approved a rate plan resulting in a ten year freeze of base rates at current levels. As part of the approved rate plan, the Company will be charged by Boston Gas for incremental costs incurred by Boston Gas on behalf of the Company. Due to the length of the base rate freeze, the Company was required to discontinue its application of Statement of Financial Accounting Standards No. 71 "Accounting for the Effects of Certain Types of Regulation".

     On November 4, 1999, Eastern Enterprises ("Eastern"), the parent company of Colonial Gas, signed a definitive agreement to be acquired by KeySpan Corporation. Subject to receipt of satisfactory regulatory approvals, the transaction is hoped to close in the early fall of 2000. The merger was approved by Eastern's shareholders on April 26, 2000.


     Seasonal Aspect
     ---------------

     The amount of the Company's natural gas firm throughput for purposes of space heating is directly related to temperature conditions. Consequently, there is less gas throughput during the summer months than during the winter months. In addition, under its seasonal rate structure, the rates charged customers during November through April are higher than those charged during May through October. In order to more properly match depreciation and property tax expense with margin each month, the Company charges to depreciation and property tax expense an amount equal to the percentage of the annual volume of firm gas throughput forecasted for the month, applied to the estimated annual depreciation and property tax expense.


     Reclassifications
     -----------------

     Certain prior quarter financial statement amounts have been reclassified for consistent presentation with the current year.


     ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     ----------------------------------------------------------------------
     RESULTS OF OPERATIONS:
     ----------------------

     RESULTS OF OPERATIONS

     Net earnings for the first quarter of 2000 were $13.7 million, which represents no change from the first quarter of 1999. Weather was slightly colder than the prior year, although 2% warmer than normal.

     Operating margin for the first quarter of 2000 was $44.7 million, an increase of $5.2 million from the first quarter of 1999. This increase was due to several factors: slightly colder weather, growth in the customer base, recoveries from customers for expenses written off at acquisition due to discontinuance of FAS No. 71, and increased credits to gas costs due to unbundling.

                                                                       FORM 10-Q
                                                                          Page 8

     Operating expenses of $26.8 million were $3.8 million above 1999. This increase was principally due to increased depreciation of $2.0 million, based on a change in the quarterly recognition of depreciation, amortization of goodwill of $1.5 million and higher income taxes of $1.2 million. Offsetting these increases was a decrease in operations and maintenance expense of $.8 million due to merger related synergies.

     Total interest expense increased $1.4 million due principally to interest on Advances from Parent Company.


     YEAR 2000 ISSUES

     The Company continued to monitor its systems through the end of the first quarter of 2000, including the quarter closing activity. No significant year 2000 errors or discrepancies were detected and no costs were incurred. The Company will no longer report on Year 2000 issues.


     FORWARD-LOOKING INFORMATION

     This report and other Company reports and statements issued or made from time to time contain certain "forward-looking statements" concerning projected future financial performance, expected plans or future operations. The Company cautions that actual results and developments may differ materially from such projections or expectations.

     Investors should be aware of important factors that could cause actual results to differ materially from the forward-looking projections or expectations. These factors include, but are not limited to: the impact of any merger-related activities, the ability to successfully integrate natural gas distribution operations, temperatures above or below normal, changes in economic conditions, including interest rates, regulatory and court decisions and developments with respect to previously-disclosed environmental liabilities. Most of these factors are difficult to predict accurately and are generally beyond the control of the Company.


     LIQUIDITY AND CAPITAL RESOURCES

     The Company believes that projected cash flow from operations, in combination with currently available resources, is more than sufficient to meet 2000 capital expenditures and working capital requirements, dividend payments and normal debt repayments.

     The Company expects capital expenditures for 2000 to be approximately $23 million.

                                                                       FORM 10-Q
                                                                          Page 9

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)   List of Exhibits

         None

(b)  Reports on Form 8-K

     No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                                                       FORM 10-Q
                                                                         Page 10

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



                                               Colonial Gas Company
                              --------------------------------------------------
                                                    (Registrant)



                                                Joseph F. Bodanza
                              --------------------------------------------------
                              J.F. Bodanza, Sr. Vice President and Treasurer (Principal Financial and Accounting Officer)




Dated:         April 28, 2000
      -------------------------------