Form 10-Q
period 2000-06-30
COLONIAL GAS CO
filed 2000-07-25
CIK 60653

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549



         (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended           June 30, 2000
                                       --------------------------------

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


                                   None
              --------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last report.



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

                                                          FORM 10-Q
                                                             Page 2


                        PART I.  FINANCIAL INFORMATION
                        ------------------------------

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

Company or group of companies for which report is filed:

COLONIAL GAS COMPANY ("Company")

Consolidated Statements of Earnings
---------------------------------------

                                                            (In Thousands)

                                                  For the                    For the
                                              Three Months Ended         Six Months Ended
                                              ------------------         ----------------
                                             June 30,     June 30,     June 30,     June 30,
                                               2000         1999        2000          1999
                                             -------      --------     --------     --------
                                                       (Predecessor)              (Predecessor)
OPERATING REVENUES                           $26,718      $25,579      $113,053     $113,573
   Cost of gas sold                           11,663       11,361        53,316       59,904
                                             -------      -------      --------     --------
   Operating Margin                           15,055       14,218        59,737       53,669
                                             -------      -------      --------     --------

OPERATING EXPENSES:
   Operations                                  6,351        7,909        13,293       15,339
   Maintenance                                   811        1,538         1,861        2,851
   Depreciation and amortization               2,610        3,783         8,394        7,565
   Amortization of goodwill                    1,506            -         3,012            -
   Income taxes                                  (38)      (1,164)        9,773        7,477
   Taxes, other than income                      989        1,554         2,654        2,918
   Merger related expenses                         -          410             -          796
                                             -------      -------      --------     --------
   Total Operating Expenses                   12,229       14,030        38,987       36,946
                                             -------      -------      --------     --------
OPERATING EARNINGS                             2,826          188        20,750       16,723

OTHER EARNINGS (LOSS), NET                       115          (47)           64         (109)
                                             -------      -------      --------     --------

EARNINGS BEFORE INTEREST EXPENSE               2,941          141        20,814       16,614
                                             -------      -------      --------     --------

INTEREST EXPENSE:
   Long-term debt                              2,133        2,133         4,266        4,266
   Other, including amortization
   of debt expense                             2,392          899         4,452        1,566
   Less - Interest during construction           (19)         (94)          (34)        (137)
                                             -------      -------      --------     --------
   Total Interest Expense                      4,506        2,938         8,684        5,695
                                             -------      -------      --------     --------

NET EARNINGS (LOSS)                          $(1,565)     $(2,797)     $ 12,130     $ 10,919
                                             =======      =======      ========     ========

COMMON STOCK DIVIDENDS                       $     -      $ 3,177      $  6,039     $  6,255
                                             =======      =======      ========     ========

The accompanying notes are an integral part of these consolidated financial statements.

                                                         FORM 10-Q
                                                            Page 3


Colonial Gas Company
--------------------

Consolidated Balance Sheets
---------------------------



                                                      (In Thousands)

                                            June 30,    June 30,   December 31,
                                              2000        1999        1999
                                           ----------  ----------  -----------
                                                      (Predecessor)

ASSETS


GAS PLANT, at cost                         $ 390,746   $ 389,164   $ 390,447
   Construction work-in-progress               9,168      16,735       2,914
   Less-Accumulated depreciation            (118,365)   (110,341)   (109,628)
                                           ---------   ---------   ---------
        Net plant                            281,549     295,558     283,733
                                           ---------   ---------   ---------

NON-UTILITY PROPERTY-NET                           -       6,829           -
                                           ---------   ---------   ---------

CURRENT ASSETS:

   Cash and cash equivalents                     207       2,491         389
   Accounts receivable, less reserves
     of $3,524 and $3,194 at
     June 30, 2000 and 1999,
     respectively, and $2,677 at
     December 31, 1999                        16,876      12,327      15,987
   Accounts receivable - affiliates            3,933           -           -
   Accrued utility margin                        548         560       8,074
   Deferred gas costs                         13,638           -      13,803
   Natural gas and other inventories           8,682       9,571      11,581
   Materials and supplies                      2,401       2,788       2,277
   Current income taxes                            -           -       4,182
   Prepaid expenses                              225       6,207         330
                                           ---------   ---------   ---------
        Total Current Assets                  46,510      33,944      56,623
                                           ---------   ---------   ---------


OTHER ASSETS:

   Excess of cost over fair value of
    acquired net assets, less
    amortization                             236,073           -     239,045
   Deferred charges and other assets           5,777      31,212       4,646
                                           ---------   ---------   ---------
        Total Other Assets                   241,850      31,212     243,691
                                           ---------   ---------   ---------

TOTAL ASSETS                               $ 569,909   $ 367,543   $ 584,047
                                           =========   =========   =========

The accompanying notes are an integral part of these consolidated financial statements.

                                                               FORM 10-Q
                                                                  Page 4


Colonial Gas Company
--------------------

Consolidated Balance Sheets
---------------------------

                                                                                 (In Thousands)

                                                                      June 30,         June 30,        December 31,
                                                                        2000             1999             1999
                                                                    ------------     ------------     -------------
                                                                                   (Predecessor)
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
  Common stockholder's investment-
    Common stock, $1 par value-
    Authorized and outstanding-100 shares
    at June 30, 2000 and December 31, 1999                            $      -         $      -         $       -
  Common Stock, $3.33 par value-
    Authorized shares-15,000,000 at
    June 30, 1999;
 Issued shares-8,951,000 at June 30, 1999                                    -           29,806                 -
 Amounts in excess of par value                                        225,667           64,341           225,667
 Retained earnings                                                       6,321           40,838               229
                                                                      --------         --------          --------
   Total common stockholder's investment                               231,988          134,985           225,896
 Long-term obligations, less current portion                           121,021          121,021           121,021
                                                                      --------         --------          --------
   Total Capitalization                                                353,009          256,006           346,917
                                                                      --------         --------          --------

ADVANCES FROM PARENT COMPANY                                           100,000                -           100,000
                                                                      --------         --------          --------

CURRENT LIABILITIES:
  Current portion of long-term obligations                                 646              661               646
  Notes payable                                                         30,300            8,500            29,000
  Gas inventory financing                                                7,038            8,269            15,009
  Accounts payable                                                      14,486           11,370            16,578
  Accounts payable-affiliates                                                -                -            17,916
  Accrued income taxes                                                   7,590            2,931                 -
  Accrued interest                                                       3,064            2,787             2,936
  Refundable gas costs                                                       -            4,484                 -
  Customer deposits                                                        643              813               644
  Refunds due customers                                                  3,591            5,460             5,331
  Other                                                                    671            4,613               389
                                                                      --------         --------          --------
     Total Current Liabilities                                          68,029           49,888            88,449
                                                                      --------         --------          --------

RESERVES AND DEFERRED CREDITS:
  Unfunded deferred income taxes                                             -            7,961                 -
  Deferred income taxes                                                 32,815           45,445            32,276
  Unamortized investment tax credits                                     2,708            2,941             2,811
  Postretirement benefits obligation                                     5,297                -             5,136
  Other                                                                  8,051            5,302             8,458
                                                                      --------         --------          --------
    Total Reserves and Deferred Credits                                 48,871           61,649            48,681
                                                                      --------         --------          --------

TOTAL CAPITALIZATION AND LIABILITIES                                  $569,909         $367,543          $584,047
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

                                                              FORM 10-Q
                                                                 Page 5

Colonial Gas Company
--------------------
Consolidated Statements of Cash Flows
-------------------------------------
                                                          (In Thousands)

                                                       For the Six Months Ended
                                                       ------------------------
                                                       June 30,       June 30,
                                                         2000           1999
                                                         ----           ----
                                                                   (Predecessor)
Cash flows from operating activities:
   Net earnings                                        $ 12,130       $ 10,919
   Adjustments to reconcile net earnings to cash
      cash provided by operating activities:
      Depreciation and amortization                      11,780          7,839
      Deferred taxes                                        539            502
      Other changes in assets and liabilities:
         Accounts receivable                               (889)           914
         Accrued utility margin                           7,526          7,316
         Accounts payable-affiliates                    (21,849)             -
         Inventories                                      2,775          3,259
         Deferred gas costs                                 165         22,679
         Accounts payable                                (2,092)          (816)
         Federal and state income taxes                  11,772          2,931
         Refunds due customers                           (1,740)            (5)
         Other                                             (997)         7,672
                                                       --------       --------
Cash provided by operating activities                    19,120         63,210
                                                       --------       --------

Cash flows from investing activities:
   Capital expenditures                                  (6,592)        (9,540)
                                                       --------       --------

Cash flows from financing activities:
   Cash dividends paid on common stock                   (6,039)        (6,255)
   Issuance of common stock                                   -          1,398
   Retirement of long-term debt, including premiums           -            (91)
   Change in notes payable                                1,300        (43,500)
   Change in inventory financing                         (7,971)        (5,856)
                                                       --------       --------
Cash used for financing activities                      (12,710)       (54,304)
                                                       --------       --------

(Decrease) in cash and cash
   equivalents                                             (182)          (634)

Cash and cash equivalents at beginning of period            389          3,125
                                                       --------       --------

Cash and cash equivalents at end of period             $    207       $  2,491
                                                       ========       ========

Supplemental disclosure of cash flow information:
   Cash paid (received) during the period for:
     Interest, net of amounts capitalized              $  6,975       $  5,621
                                                       ========       ========
     Income taxes                                      $ (2,537)      $  3,595
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

                                 JUNE 30, 2000
                                 -------------



1.   ACCOUNTING POLICIES AND OTHER INFORMATION
     -----------------------------------------

     General
     -------

     The Company is a wholly-owned subsidiary of Eastern Enterprises ("Eastern"). The consolidated financial statements include the accounts of the Company and its affiliate, Massachusetts Fuel Inventory Trust, and, for periods prior to August 31, 1999 ("Predecessor Financial Statements"), the operations of Colonial Gas Company, its affiliate, Massachusetts Fuel Inventory Trust, and a wholly-owned subsidiary, Transgas Inc. The Predecessor Financial Statements have been prepared using the historical cost of the Company's assets and have not been adjusted to reflect the merger with Eastern. However, certain accounts for the prior periods have been reclassified to conform to the presentation as of June 30, 2000. As of the merger, Transgas ceased to be a subsidiary of Colonial Gas Company. All material intercompany balances and transactions between the Company and its subsidiary have been eliminated in consolidation.

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

     On November 4, 1999, Eastern Enterprises ("Eastern"), the parent company of Colonial Gas, signed a definitive agreement to be acquired by KeySpan Corporation. Subject to receipt of approval from the Securities and Exchange Commission, the transaction is expected to close in the fall of 2000. The merger was approved by Eastern's shareholders on April 26, 2000.


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


     ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     ----------------------------------------------------------------------
     RESULTS OF OPERATIONS:
     ----------------------

     RESULTS OF OPERATIONS

     Second Quarter

     The seasonal net loss for the second quarter was $1.6 million compared to a net loss of $2.8 million for the same period in 1999.

     Operating margin increased $0.8 million, or 6%, due to customer growth and recovery from customers for costs written off at acquisition due to the discontinuance of FAS No.71.

     Operating expenses of $12.2 million were $1.8, or 13%, lower than the second quarter of 1999. This decline was principally due to lower depreciation expense of $1.2 million, based on a change in the quarterly recognition of depreciation, and decreased operations and maintenance expense of $2.3 million due to merger related synergies. Somewhat offsetting these decreases was the amortization of goodwill of $1.5 million.

                                                            FORM 10-Q
                                                               Page 8


     Total interest expense increased $1.6 million due principally to interest on Advances from Parent Company.

     Year-to-Date
     ------------


     Net earnings for the first six months of 2000 were $12.1 million, an increase of $1.2 million, or 11% from the same period last year.

     Operating margin for the first six months of 2000 was $59.7 million, an increase of $6.1 million, or 11%, from the prior year. This increase was due to growth in the customer base and recovery from customers for costs written off at acquisition due to the discontinuance of FAS No.71.

     Operating expenses of $39.0 million were $2.0 million, or 6%, above the first six months of 1999. This increase was principally due to the amortization of goodwill ($3.0 million), higher income taxes ($2.3 million) and higher depreciation expense ($0.8 million). Somewhat offsetting the preceding was a decrease in operations and maintenance expense of $3.0 million, or 17%, due to merger related synergies.

     Total interest expense increased $3.0 million due primarily to interest on Advances from Parent Company.


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



                                           Colonial Gas Company
                              ------------------------------------------------
                                              (Registrant)



                                            Joseph F. Bodanza
                              ------------------------------------------------
                              J.F. Bodanza, Sr. Vice President and Treasurer (Principal Financial and Accounting Officer)



Dated:         July 25, 2000
      --------------------------------