Form 10-Q
period 2000-09-30
COLONIAL GAS CO
filed 2000-11-14
CIK 60653

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549



         (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended        September 30, 2000
                                          --------------------------------

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

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

Company or group of companies for which report is filed:

COLONIAL GAS COMPANY ("Company")

Consolidated Statements of Earnings
-----------------------------------

                                           Three Months     One Month      Two Months
                                              Ended           Ended           Ended
                                           September 30,   September 30,    August 31,
                                                2000            1999           1999
                                              --------         -------        -------
                                                                           (Predecessor)
OPERATING REVENUES                            $ 16,222         $ 4,446        $ 9,052
   Cost of gas sold                              8,982           2,285          4,846
                                              --------         -------        -------
   Operating Margin                              7,240           2,161          4,206
                                              --------         -------        -------

OPERATING EXPENSES:
   Operations                                    6,486           1,959          5,493
   Maintenance                                     783             366          1,088
   Depreciation and amortization                 1,746           1,127          2,521
   Amortization of goodwill                      1,506             502              -
   Income taxes                                 (5,630)         (1,186)        (3,858)
   Taxes, other than income                        776             411            808
   Restructuring charge                          7,000               -              -
   Merger related expenses                           -               -          3,025
                                              --------         -------        -------
   Total Operating Expenses                     12,667           3,179          9,077
                                              --------         -------        -------
OPERATING (LOSS)                                (5,427)         (1,018)        (4,871)

OTHER EARNINGS (LOSS), NET                        (280)             29             85
                                              --------         -------        -------

(LOSS) BEFORE INTEREST EXPENSE                  (5,707)           (989)        (4,786)
                                              --------         -------        -------

INTEREST EXPENSE:
   Long-term debt                                2,133             711          1,423
   Other, including amortization
   of debt expense                               2,411             577            248
   Less - Interest during construction             (22)             (1)           (57)
                                              --------         -------        -------
   Total Interest Expense                        4,522           1,287          1,614
                                              --------         -------        -------

NET (LOSS)                                    $(10,229)        $(2,276)       $(6,400)
                                              ========         =======        =======

COMMON STOCK DIVIDENDS                        $      -         $     -        $     -
                                              ========         =======        =======

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

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

Company or group of companies for which report is filed:

COLONIAL GAS COMPANY ("Company")

Consolidated Statements of Earnings
-----------------------------------


                                              Nine Months      One Month     Eight Months
                                                 Ended           Ended           Ended
                                             September 30,   September 30,    August 31,
                                                  2000            1999           1999
                                                --------         -------       --------
                                                                             (Predecessor)

OPERATING REVENUES                              $129,275         $ 4,446       $122,625
   Cost of gas sold                               62,298           2,285         64,750
                                                --------         -------       --------
   Operating Margin                               66,977           2,161         57,875
                                                --------         -------       --------

OPERATING EXPENSES:
   Operations                                     19,900           1,959         20,832
   Maintenance                                     2,645             366          3,939
   Depreciation and amortization                  10,515           1,127         10,086
   Amortization of goodwill                        4,518             502              -
   Income taxes                                    4,143          (1,186)         3,619
   Taxes, other than income                        3,428             411          3,726
   Restructuring charge                            7,000               -              -
   Merger related expenses                             -               -          3,821
                                                --------         -------       --------
   Total Operating Expenses                       52,149           3,179         46,023
                                                --------         -------       --------
OPERATING EARNINGS (LOSS)                         14,828          (1,018)        11,852

OTHER EARNINGS (LOSS), NET                           278              29            (24)
                                                --------         -------       --------

EARNINGS (LOSS) BEFORE INTEREST EXPENSE           15,106            (989)        11,828
                                                --------         -------       --------

INTEREST EXPENSE:
   Long-term debt                                  6,400             711          5,688
   Other, including amortization
   of debt expense                                 6,862             577          1,814
   Less - Interest during construction               (57)             (1)          (194)
                                                --------         -------       --------
   Total Interest Expense                         13,205           1,287          7,308
                                                --------         -------       --------

NET EARNINGS (LOSS)                             $  1,901         $(2,276)      $  4,520
                                                ========         =======       ========

COMMON STOCK DIVIDENDS                          $  6,039         $     -       $  6,255
                                                ========         =======       ========

The accompanying notes are an integral part of these consolidated financial statements.

Colonial Gas Company
--------------------

Consolidated Balance Sheets
---------------------------

                                                         (In Thousands)

                                             September 30,  September 30, December 31,
                                                 2000           1999         1999
                                             ------------   ------------  -----------
ASSETS

GAS PLANT, at cost                           $ 387,423      $ 384,744      $ 390,447
  Construction work-in-progress                 10,756          2,894          2,914
  Less-Accumulated depreciation               (120,522)      (106,290)      (109,628)
                                             ---------      ---------      ---------
       Net plant                               277,657        281,348        283,733
                                             ---------      ---------      ---------

CURRENT ASSETS:

  Cash and cash equivalents                        204           (714)           389
  Accounts receivable, less reserves
    of $2,900 and $3,145 at
    September 30, 2000 and 1999,
    respectively, and $2,677 at
    December 31, 1999                            5,509          4,827         15,987
  Accounts receivable - affiliates              13,181          1,406              -
  Accrued utility margin                           523            710          8,074
  Deferred gas costs                            21,149          2,189         13,803
  Natural gas and other inventories             18,185         13,514         11,581
  Materials and supplies                         2,272          2,351          2,277
  Current income taxes                               -          4,114          4,182
  Prepaid expenses                                 389            597            330
                                             ---------      ---------      ---------
       Total Current Assets                     61,412         28,994         56,623
                                             ---------      ---------      ---------


OTHER ASSETS:

  Excess of cost over fair value of
   acquired net assets, less amortization      234,713        240,300        239,045
  Deferred charges and other assets              4,821          4,675          4,646
                                             ---------      ---------      ---------
       Total Other Assets                      239,534        244,975        243,691
                                             ---------      ---------      ---------

TOTAL ASSETS                                 $ 578,603      $ 555,317      $ 584,047
                                             =========      =========      =========

The accompanying notes are an integral part of these consolidated financial statements.

Colonial Gas Company
--------------------

Consolidated Balance Sheets
---------------------------

                                                               (In Thousands)

                                                    September 30,   September 30,   December 31,
                                                        2000            1999           1999
                                                    ------------    ------------    -----------
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
 Common stockholder's investment-
   Common stock, $1 par value-
   Authorized and outstanding-100 shares
   at September 30, 2000, September 30, 1999
   and December 31, 1999                             $      -        $      -       $      -
 Amounts in excess of par value                       225,667         225,667        225,667
 Retained earnings                                     (3,909)         (2,276)           229
                                                     --------        --------       --------
   Total common stockholder's investment              221,758         223,391        225,896
 Long-term obligations, less current portion          120,620         121,022        121,021
                                                     --------        --------       --------
   Total Capitalization                               342,378         344,413        346,917
                                                     --------        --------       --------

ADVANCES FROM PARENT COMPANY                          100,000         100,000        100,000
                                                     --------        --------       --------

CURRENT LIABILITIES:
  Current portion of long-term obligations                573             646            646
  Notes payable                                        45,800          24,000         29,000
  Gas inventory financing                              15,020          10,870         15,009
  Accounts payable                                     16,033           8,776         16,578
  Accounts payable-affiliates                               -           2,981         17,916
  Accrued income taxes                                  1,087               -              -
  Accrued interest                                      2,667           2,232          2,936
  Customer deposits                                       632             616            644
  Refunds due customers                                 3,361           5,570          5,331
  Other                                                   597           9,396            389
                                                     --------        --------       --------
     Total Current Liabilities                         85,770          65,087         88,449
                                                     --------        --------       --------

RESERVES AND DEFERRED CREDITS:
  Deferred income taxes                                34,271          27,337         32,276
  Unamortized investment tax credits                    2,656           2,876          2,811
  Postretirement benefits obligation                    5,436           6,504          5,136
  Other                                                 8,092           9,100          8,458
                                                     --------        --------       --------
    Total Reserves and Deferred Credits                50,455          45,817         48,681
                                                     --------        --------       --------

TOTAL CAPITALIZATION AND LIABILITIES                 $578,603        $555,317       $584,047
                                                     ========        ========       ========

The accompanying notes are an integral part of these consolidated financial statements.

Colonial Gas Company and Subsidiary
-----------------------------------
Consolidated Statements of Cash Flows
-------------------------------------

                                                                         (In Thousands)

                                                           For The           For The        For The
                                                         Nine Months        One Month     Eight Months
                                                            Ended             Ended          Ended
                                                        -------------     -------------   ------------

                                                        September 30,     September 30,    August 31,
                                                            2000              1999           1999
                                                           --------          --------      ---------
                                                                                         (Predecessor)

Cash flows from operating activities:

  Net earnings (loss)                                        $  1,901         $(2,276)      $  4,520
  Adjustments to reconcile net earnings to
    net cash                                                   17,028           1,854         11,493
  Other changes in assets and liabilities                     (19,344)         (5,283)        37,520
                                                             --------         -------       --------
Net cash (used for) provided by operating activities             (415)         (5,705)        53,533
                                                             --------         -------       --------

Cash flows from investing activities:
  Capital expenditures                                        (10,067)         (1,157)       (12,715)
                                                             --------         -------       --------
Net cash used by investing activities                         (10,067)         (1,157)       (12,715)
                                                             --------         -------       --------

Cash flows from financing activities:
  Dividends paid on common stock                               (6,039)              -         (6,255)
  Issuance of common stock                                          -               -          1,399
  Retirement of long-term debt, including premiums               (475)              -           (102)
  Change in notes payable                                      16,800           5,000        (33,000)
  Change in gas inventory financing                                11               -         (3,255)
                                                             --------         -------       --------
Net cash provided by (used in) financing activities            10,297           5,000        (41,213)
                                                             --------         -------       --------

Net (decrease) in cash and cash equivalents                      (185)         (1,862)          (395)

Cash and cash equivalents at beginning of period                  389           1,148          3,125
                                                             --------         -------       --------

Cash and cash equivalents at end of period                   $    204         $  (714)      $  2,730
                                                             ========         =======       ========

Supplemental disclosures of cash flow information:
  Cash paid (received) during the period for:
    Interest, net of amounts capitalized                     $ 10,645         $    59       $  8,434
                                                             ========         =======       ========
    Income taxes                                             $ (3,121)        $ 1,950       $  3,595
                                                             ========         =======       ========

The accompanying notes are an integral part of these consolidated financial statements.

                                                                       FORM 10-Q
                                                                          PAGE 7


                              COLONIAL GAS COMPANY
                              --------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                               SEPTEMBER 30, 2000
                               ------------------



1.   ACCOUNTING POLICIES AND OTHER INFORMATION
     -----------------------------------------

     General
     -------

     The Company is a wholly-owned subsidiary of Eastern Enterprises ("Eastern"). The consolidated financial statements include the accounts of the Company and its affiliate, Massachusetts Fuel Inventory Trust, and, for periods prior to August 31, 1999 ("Predecessor Financial Statements"), the operations of Colonial Gas Company, its affiliate, Massachusetts Fuel Inventory Trust, and a wholly-owned subsidiary, Transgas Inc. The Predecessor Financial Statements have been prepared using the historical cost of the Company's assets and have not been adjusted to reflect the merger with Eastern. However, certain accounts for the prior periods have been reclassified to conform to the presentation as of September 30, 2000. As of the merger, Transgas ceased to be a subsidiary of Colonial Gas Company. All material intercompany balances and transactions between the Company and its subsidiary have been eliminated in consolidation.

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

                                                                       FORM 10-Q
                                                                          PAGE 8

     In connection with the approval of the merger, the Massachusetts Department of Telecommunications and Energy (the "Department") approved a rate plan resulting in a ten year freeze of base rates at current levels. As part of the approved rate plan, the Company will be charged by Boston Gas for incremental costs incurred by Boston Gas on behalf of the Company. Due to the length of the base rate freeze, the Company was required to discontinue its application of Statement of Financial Accounting Standards No. 71 "Accounting for the Effects of Certain Types of Regulation" ("SFAS No.71").

     On November 8, 2000, Eastern was acquired by KeySpan Corporation. In connection with this merger the Company anticipates that separation payments to officers, payment of vested stock options and other compensation related matters will result in a pretax charge of approximately $5.0 million in the fourth quarter of 2000.

     Restructuring Charge
     --------------------

     During the third quarter of 2000, the Company recorded a restructuring charge of $7.0 million related to its exit of the gas appliance rental and service business. The charge includes $5.1 million to write down to fair value the equipment used in the rental business and $1.2 million for employee severance and termination benefits associated with the service business. The remaining $0.7 million is associated with the disposal of inventory and other related costs. The Company expects the restructuring plan to be completed by the end of 2000. The restructuring charge is reported as a component of operating expenses in the consolidated statement of earnings.

     Seasonal Aspect
     ---------------

     The amount of the Company's natural gas firm throughput for purposes of space heating is directly related to temperature conditions. Consequently, there is less gas throughput during the summer months than during the winter months. In addition, under its seasonal rate structure, the rates charged customers during November through April are higher than those charged during May through October. In order to more properly match depreciation and property tax expense with throughput margin each month, the Company charges to depreciation and property tax expense an amount equal to the percentage of the annual volume of firm gas throughput forecasted for the month, applied to the estimated annual depreciation and property tax expense.


     Reclassifications
     -----------------

     Certain prior quarter financial statement amounts have been reclassified for consistent presentation with the current year.


     ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     ----------------------------------------------------------------------
     RESULTS OF OPERATIONS:
     ---------------------

     Results of Operations:
     ---------------------

     As discussed in Note 1 of Notes to the Consolidated Financial Statements, the Company merged with and became a wholly-owned subsidiary of Eastern as of August 31, 1999.

                                                                       FORM 10-Q
                                                                          PAGE 9


     Third Quarter
     -------------

     The Company reported a net loss of $10.2 million for the quarter.

     The seasonal net loss typically incurred during the third quarter was impacted by the restructing charge of $7.0 million associated with the Company's exit from the gas appliance rental and service business (See Note 1 of Notes to Consolidated Financial Statements). Additionally, the Company's results reflect $1.5 million of goodwill amortization and interest of $1.6 million on the $100 million advance from Eastern incurred at the date of merger.

     Year-to-Date
     ------------

     Net earnings for the first nine months were $1.9 million. Year to date earnings include the $7.0 million restructuring charge mentioned earlier, amortization of goodwill of $4.5 million and interest of $4.6 million on the advance from Eastern.

     Operating margin for the first nine months benefited from customer growth and the recovery from customers of costs written off at acquisition due to the discontinuance of SFAS No. 71. Although weather to date was normal, weather during the first quarter when the Company earns the majority of its operating margin was warmer than normal.


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

                                                                       FORM 10-Q
                                                                         PAGE 10


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

                                                                       FORM 10-Q
                                                                         PAGE 11



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



Dated:       November 14, 2000
       -----------------------