Form 10-K
period 2000-12-31
COLONIAL GAS CO
filed 2001-04-02
CIK 60653

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

                  For the fiscal year ended December 31, 2000

                                      or

    Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 For the transition period from        to
                        Commission File Number 0-10007

                             COLONIAL GAS COMPANY
                   D/B/A KEYSPAN ENERGY DELIVERY NEW ENGLAND
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

   Indicate the number of shares outstanding of the registrant's class of common stock as of March 1, 2001.

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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              COLONIAL GAS COMPANY

                                   FORM 10-K

                      Fiscal Year Ended December 31, 2000

                               TABLE OF CONTENTS

 Item No.                              Topic                               Page
 --------                              -----                               ----

                                     PART I

    1.    Business......................................................     1
          General.......................................................     1
          Markets and Competition.......................................     1
          Gas Throughput................................................     2
          Gas Supply....................................................     2
          Regulation....................................................     3
          Seasonality and Working Capital...............................     4
          Environmental Matters.........................................     4
          Employees.....................................................     4
    2.    Properties....................................................     5
    3.    Legal Proceedings.............................................     5
    4.    Submission of Matters to a Vote of Security Holders...........     5
          Glossary......................................................     6

                                    PART II

          Market for the Registrant's Common Equity and Related
    5.     Stockholder Matters..........................................     7
    6.    Selected Financial Data.......................................     7
          Management's Discussion and Analysis of Financial Condition
    7.     and Results of Operations....................................     7
    8.    Financial Statements and Supplementary Data...................     9
          Changes in and Disagreements with Accountants on Accounting
    9.     and Financial Disclosure.....................................     9

                                    PART III

   10.    Directors and Executive Officers of the Registrant............    10
   11.    Executive Compensation........................................    10
          Security Ownership of Certain Beneficial Owners and
   12.     Management...................................................    10
   13.    Certain Relationships and Related Transactions................    10

                                    PART IV

          Exhibits, Financial Statement Schedules and Reports on Form 8-
   14.     K............................................................    11

                                    PART I

Item 1. Business.

 General

   Colonial Gas Company D/B/A KeySpan Energy Delivery New England (the "Company"), a Massachusetts corporation formed in 1849, is engaged in the transportation and sale of natural gas to approximately 163,000 residential, commercial and industrial customers in 24 municipalities located northwest of Boston ("Merrimack Valley" area) and on Cape Cod.

   The Company is a wholly-owned subsidiary of Eastern Enterprises ("Eastern"). On November 8, 2000, KeySpan Corporation ("KeySpan") acquired all of the common stock of Eastern. The transaction was accounted for as a purchase, with KeySpan being the acquiring company. Previous to this transaction, Eastern had owned the Company since August 31, 1999.

   On August 31, 1999, the Company completed a merger with Eastern in a transaction with an enterprise value of approximately $474 million. In effecting the transaction, Eastern paid $150 million in cash, net of cash acquired and including transaction costs, issued approximately 4.2 million shares of common stock valued at $186 million and assumed $138 million of debt.

   For definition of certain industry-specific terms, see the Glossary at the end of Part I and appearing on page 6.

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

   The Company offers unbundled services to all of its customers, who are allowed to purchase local transportation from the Company separately from the purchase of gas supply, which the customer may buy from third-party suppliers. The Company views these third-party suppliers as partners in marketing gas and increasing throughput and expects to work closely with them to facilitate the unbundling process and ensure a smooth transition, especially in the tracking and processing of transactions. The Company has also implemented programs to educate customers about the opportunity to purchase gas from third-party suppliers, while still relying on the utility for delivery. As of December 31, 2000, the Company had approximately 240 firm commercial and industrial transportation customers. Unbundled service to residential customers became available on November 1, 2000. While the migration of customers to transportation-only service will lower the Company's revenues, it has no impact on its operating earnings. The Company earns all of its margins on the local distribution of gas and none on the resale of the commodity itself.

 Markets and Competition

   The Company competes with other fuel distributors, primarily oil dealers and electricity suppliers, throughout its service territory. Over the last three years, the Company has increased its market share in the total stationary energy market from 42% to 45%. This market share compares to the national level of approximately 42% and represents a growth opportunity for the Company. However, future market share cannot be predicted with certainty and will depend on such factors as the price of competitive energy sources, the level of investment required and customer perception of relative value.

 Gas Throughput

   The following table in BCF provides information with respect to the volumes of gas sold and transported by the Company during the three years 1998-2000.

                                                                   Years Ended
                                                                   December 31,
                                                                  --------------
                                                                  2000 1999 1998
                                                                  ---- ---- ----
   Residential................................................... 13.0 12.0 11.4
   Commercial and industrial.....................................  7.4  6.8  6.2
                                                                  ---- ---- ----
     Total sales................................................. 20.4 18.8 17.6
   Transportation of customer-owned gas..........................  3.8  6.4  7.4
                                                                  ---- ---- ----
     Total throughput............................................ 24.2 25.2 25.0
                                                                  ==== ==== ====
     Total firm throughput....................................... 22.4 22.1 22.4
                                                                  ==== ==== ====

   In 2000, residential customers comprised 90% of the Company's customer base, while commercial and industrial establishments accounted for the remaining 10%. Volumetrically, residential customers accounted for 58% of total firm throughput, while commercial and industrial customers accounted for 42% of total firm throughput. Approximately 34% of commercial and industrial customers' total throughput was transportation-only service.

   No customer, or group of customers under common control, accounted for 2% or more of total firm revenues in 2000.

 Gas Supply

   The following table in BCF provides information with respect to the Company's sources of supply during the three years 1998-2000.

                                                                Years Ended
                                                                December 31,
                                                               ----------------
                                                               2000  1999  1998
                                                               ----  ----  ----
   Natural gas purchases...................................... 18.1  15.8  15.1
   Underground storage withdrawal.............................  4.7   3.1   2.5
   Liquefied natural gas ("LNG") purchases....................  1.4   1.2   1.4
                                                               ----  ----  ----
     Total source of supply................................... 24.2  20.1  19.0
   Company use, unbilled and other............................ (3.8) (1.3) (1.4)
                                                               ----  ----  ----
     Total sales.............................................. 20.4  18.8  17.6
                                                               ====  ====  ====

   Year-to-year variations in storage gas and unbilled gas reflect variations in end-of-year customer requirements, due principally to weather.

   The vast majority of the Company's gas supplies are transported on interstate pipeline systems to the Company's service territory pursuant to long-term contracts. Federal Energy Regulatory Commission ("FERC") approved tariffs provide for fixed demand charges for the firm capacity rights under these contracts. The interstate pipeline companies that provide firm transportation service to the Company's service territory, the peak daily and annual capacity and the contract expiration dates are as follows:

                                                       Capacity in
                                                           BCF
                                                       ------------ Expiration
                        Pipeline                       Daily Annual   Dates
                        --------                       ----- ------ ----------
   Algonquin Gas Transmission Company ("Algonquin")... .046   14.7  2001-2012
   Tennessee Gas Pipeline Company ("Tennessee")....... .072   26.3  2003-2013
                                                       ----   ----
                                                       .118   41.0
                                                       ====   ====

   In 1999, the Company restructured its long-term capacity contracts on Tennessee Gas Pipeline. As a result, no contract expires on Tennessee before 2003. Less than 1% of the Company's capacity on Algonquin expires in 2001. In addition, the Company has firm capacity contracts on interstate pipelines upstream of Algonquin and Tennessee pipelines to transport natural gas purchased by the Company from various areas of gas production.

   The Company has contracted with pipeline companies and others for the storage of natural gas in underground storage fields located in Pennsylvania, New York, Maryland and West Virginia. These contracts provide storage capacity of 3.6 BCF and peak day deliverability of .041 BCF. The Company utilizes its existing transportation contracts to transport gas from the storage fields to its service territory. Supplemental supplies of LNG and propane are produced by and purchased from foreign and domestic sources.

   The Company and its affiliates, Boston Gas Company and Essex Gas Company, continue to operate under the portfolio management contract with El Paso Merchant Energy--Gas L.P. This arrangement has a three year term that commenced on November 1, 1999. El Paso is responsible for providing the majority of the city gate supply requirements to the three companies and managing certain of the companies' upstream capacity, underground storage and term supply contracts. The Department approved the contract in October 1999.

   The Company has two agreements with Distrigas of Massachusetts Corporation that expire on October 31, 2001, which allow the Company to purchase up to 10,000 Dekatherms ("Dth") per day for 151 days and 5,000 Dth per day for 365 days of liquefied natural gas ("LNG") in either liquid or vapor form.

   Peak day firm throughput in BCF was 0.126 in 2000, 0.106 in 1999 and 0.093 in 1998 for the Company's Merrimack Valley service area and 0.087 in 2000,
0.069 in 1999 and 0.060 in 1998 for the Company's Cape Cod service area. The Company provides for peak period demand through a least-cost portfolio of pipeline, storage and supplemental supplies. Supplemental supplies include LNG and propane air, which are vaporized at points on the Company's distribution system. The Company's Merrimack Valley service area has on-system LNG and propane air facilities which have an aggregate sendout capacity of approximately .080 BCF per day. The Company also operates on-system facilities in the Cape Cod service area capable of providing approximately .036 BCF per day. The Company considers its peak day sendout capacity, based on its total supply resources, to be adequate to meet the requirements of its firm customers.

 Regulation

   The Company's operations are subject to Massachusetts statutes applicable to gas utilities. Rates for gas sales and transportation service, distribution safety practices, issuance of securities and affiliate transactions are regulated by the Department. Rates for transportation service and gas sales are subject to approval by and are on file with the Department. The Company's cost of gas adjustment clause, billed to firm sales customers, allows for the semiannual adjustment of billing rates for firm gas sales to reflect the actual cost of gas delivered to customers, including demand charges for capacity on the interstate pipeline system. Similarly, through its local distribution adjustment clause for ratemaking purposes, the Company recovers the actual costs of approved energy efficiency programs and the cost of remediating former manufactured gas plant sites from all firm customers, including those purchasing gas supply from third parties.

   In connection with the acquisition by Eastern Enterprises in 1999, on July 15, 1999, the Department approved the merger and rate plan, resulting in a 2.2% reduction in the total burner-tip price paid by the Company's firm sales customers in the first full year following the merger and a ten-year freeze of base rates. The base rate freeze is subject only to certain exogenous factors, such as changes in tax laws, accounting changes, or regulatory, judicial, or legislative changes. The Office of the Attorney General appealed the Department's order to the Supreme Judicial Court, which appeal is still pending. Due to the length of the base rate freeze, the Company discontinued its application of Statement of Financial Accounting Standards ("SFAS") No. 71, as described in Note 1 of Notes to Consolidated Financial Statements.

   All of the Company's customers are eligible to purchase unbundled local transportation service from the Company and to purchase their gas supply from third parties. In 2000, the Department approved Model Terms and Conditions for the Company's tariffs for all its residential customers effective November 1, 2000. The Model Terms and Conditions are consistent with the Department's order of February 1, 1999 which provided that, for a five-year transition period, local distribution company ("LDC") contractual commitments to upstream capacity will be assigned on a mandatory, pro rata basis to marketers selling gas supply to the LDC's customers. The approved mandatory assignment method eliminates the possibility that because of the migration of customers to the gas supply service of marketers, the costs of upstream interstate gas pipeline capacity purchased by the Company to serve firm customers would be absorbed by the LDC or other customers through the transition period. The Department also found that, through the transition period, LDCs will retain primary responsibility for upstream capacity planning and procurement to assure that adequate capacity is available at Massachusetts city gates to support customer requirements and growth. In year three of the five-year transition period, the Department intends to evaluate the extent to which the upstream capacity market for Massachusetts is workably competitive based on a number of factors, and accelerate or decelerate the transition period accordingly

   After conducting an industry-wide proceeding regarding the calculation of lost margins that gas companies are allowed to recover as a result of their conservation or demand-side management ("DSM") programs, the Department ruled in November 1999 that effective for filings for the twelve-month period beginning May 1, 1999, the Company may recover lost margins for only four years post the installation of DSM measures. This ruling changes the Department's previous approved calculation method. However, based on the Department's order approving the merger and rate plan, the Company has petitioned the Department for recovery of the resulting reduction in lost margins as an exogenous adjustment. The Office of the Attorney General has opposed the Company's petition for recovery of the reduction in lost margins as an exogenous adjustment. This proceeding is currently in the briefing phase and the Company can not predict the outcome of this pending proceeding.

 Seasonality and Working Capital

   The Company's revenues, earnings and cash flow are highly seasonal because most of its transportation services and sales are directly related to temperature conditions. Since the majority of its revenues are billed in the November through April heating season, significant cash flows are generated from late winter to early summer. In addition, through the cost of gas adjustment clause, the Company bills its customers over the heating season for the majority of the pipeline demand charges paid by the Company over the entire year. This difference, along with other costs of gas distributed but unbilled, is reflected as unbilled gas costs receivable and is financed through short-term borrowings. Short-term borrowings are also required from time to time to finance normal business operations. As a result of these factors, short-term borrowings are generally highest during the late fall and early winter.

 Environmental Matters

   The Company has or shares responsibility under applicable environmental law for the remediation of one former manufactured gas plant ("MGP") site, related satellite disposal sites, one non-MGP site and one federal superfund site. Information with respect to the remediation of MGP related sites may be found in Note 9 of Notes to Consolidated Financial Statements. Such information is incorporated herein by reference.

 Employees

   As of December 31, 2000, the Company had approximately 300 employees, 65% of whom are organized in local unions with which the Company has collective bargaining agreements that expire in 2002 and 2003.

Item 2. Properties.

   The Company has two principal operations centers and two principal LNG storage facilities. One of the storage facilities is located in Tewksbury, Massachusetts and has a capacity of approximately 1.0 BCF and the other is located in South Yarmouth, Massachusetts and has a capacity of approximately
 .18 BCF. In addition, the Company owns a 36,000 square foot facility located in Lowell, Massachusetts used for administrative purposes.

   On December 31, 2000, the Company's distribution system included approximately 3,200 miles of gas mains, 143,000 services and 164,000 active customer meters.

   The Company's gas mains and services are usually located on public ways or private property not owned by it. In general, the Company's occupation of such property is pursuant to easements, licenses, permits or grants of location. Except as stated above, the principal items of property of the Company are owned.

   In 2000, the Company's capital expenditures were approximately $19 million. Capital expenditures were principally made for improvements to the distribution system, for system expansion to meet customer growth and for productivity improvements. The Company plans to spend approximately $26 million for similar purposes in 2001.

Item 3. Legal Proceedings.

   Other than routine litigation incidental to the Company's business, there are no material pending legal proceedings involving the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

   No matter was submitted to a vote of Security Holders in the fourth quarter of 2000.

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

   Firm Service--Sales and/or transportation service provided without interruption. This could be for the year, or for an agreed-upon period less than 365 days. Firm services are provided under either filed rate tariffs or through individually negotiated contracts.

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

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters.

   Eastern Enterprises ("Eastern"), a wholly-owned subsidiary of KeySpan Corporation ("KeySpan"), is the holder of record of all of the outstanding common equity securities of the Company. Dividends on such common equity amounted to $6.0 million and $8.7 million for 2000 and 1999, respectively.

Item 6. Selected Financial Data.

   Not required.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

   As discussed under Note 1 of the Notes to the Consolidated Financial Statements, the Company became an indirect wholly-owned subsidiary of KeySpan when its parent company, Eastern, merged with KeySpan on November 8, 2000.

 Period from November 8, 2000 through December 31, 2000

   Weather for this period was 13% colder than normal. As a result of the merger with KeySpan, this period includes amortization of goodwill of $1.6 million and $2.3 million of interest and debt issuance costs on the $250 million advance from KeySpan.

 Period from January 1, 2000 through November 7, 2000

   Weather for the period was 2% colder than normal. As a result of the merger with KeySpan, the Company recorded merger-related expenses of approximately $8.8 million consisting primarily of separation payments to officers, payment of vested stock options and other compensation related matters.

   This period includes a restructuring charge of $7.0 million related to the Company's exit of the gas appliance rental and service business. The charge includes $5.1 million to write down to fair value the equipment used in the rental business and $1.2 million for employee severance and termination benefits associated with the service business. The remaining $0.7 million is associated with the disposal of inventory and other related costs.

 1999 Compared to 1998

   Weather for the four months ended December 1999 was 7% warmer than normal. As a result of the merger with Eastern, the four months ended December 1999 included amortization of goodwill of $2.0 million and $1.6 million of interest on the $100 million advance from Eastern.

   Weather for the eight months ended August 1999 was 5% warmer than normal. The eight months ended August 1999 included merger-related costs of $3.8 million incurred by the Company prior to the merger with Eastern.

FORWARD-LOOKING INFORMATION

   This Annual Report on Form 10-K contains certain "forward-looking statements" concerning projected future financial performance, expected plans or future operations. The Company cautions that actual results and developments may differ materially from such projections or expectations.

   Investors should be aware of important factors that could cause actual results to differ materially from forward-looking projections or expectations contained herein. These factors include, but are not limited to: the effect of strategic initiatives on earnings and cash flow, the impact of any merger-related activities, the ability to successfully integrate natural gas distribution operations, temperatures above or below normal, changes in economic conditions, including interest rates, regulatory and court decisions and developments with respect to previously disclosed environmental liabilities. Most of these factors are difficult to predict accurately and are generally beyond the control of the Company.

LIQUIDITY AND CAPITAL RESOURCES

   On November 8, 2000, KeySpan Corporate Services, a KeySpan subsidiary, became an affiliate of the Company, through Eastern's merger with KeySpan. KeySpan Corporate Services provides financing requirements to the Company for working capital and gas inventory through the Company's participation in a Utility Money Pool. Interest charged equals interest incurred by KeySpan Corporate Services to borrow funds to meet the needs of the Company plus a proportional share of the administrative costs incurred in obtaining the required funds.

   As part of the KeySpan merger, the Company recorded in November, 2000, a $250 million advance payable to KeySpan. A $100 million of this advance was previously owed to Eastern. Interest charges equal interest incurred by KeySpan on debt borrowings issued by KeySpan and recorded on the books of the Company. Issuance expense is charged to the Company from KeySpan equal to the actual issuance costs incurred by KeySpan on its debt borrowings. These costs are amortized over the life of the borrowings.

   The Company expects capital expenditures for 2001 to be approximately $26 million. Capital expenditures will be largely for system expansion to meet customer growth and improvements to the distribution system.

   The Company believes that projected cash flow from operations, in combination with currently available resources, is sufficient to meet 2001 capital expenditures, working capital requirements, dividend payments and normal debt repayments.

OTHER MATTERS

 Regulation

   The Company's operations are subject to Massachusetts statutes applicable to gas utilities. Rates for gas sales and transportation service, distribution safety practices, issuance of securities and affiliate transactions are regulated by the Department. Rates for transportation service and gas sales are subject to approval by and are on file with the Department. The Company's cost of gas adjustment clause, billed to firm sales customers, allows for the semiannual adjustment of billing rates for firm gas sales to reflect the actual cost of gas delivered to customers, including demand charges for capacity on the interstate pipeline system. Similarly, through its local distribution adjustment clause, for ratemaking purposes, the Company recovers the actual costs of approved energy efficiency programs and the cost of remediating former manufactured gas plant sites from all firm customers, including those purchasing gas supply from third parties.

   In connection with the acquisition by Eastern Enterprises in 1999, on July 15, 1999, the Department approved the merger and rate plan, resulting in a 2.2% reduction in the total burner-tip price paid by the Company's firm sales customers in the first full year following the merger and a ten-year freeze of base rates. The base rate freeze is subject only to certain exogenous factors, such as changes in tax laws, accounting changes, or regulatory, judicial, or legislative changes. The Office of the Attorney General appealed the Department's order to the Supreme Judicial Court, which appeal is still pending. Due to the length of the base rate freeze, the Company discontinued its application of Statement of Financial Accounting Standards ("SFAS") No. 71, as described in Note 1 of Notes to Consolidated Financial Statements.

   All of the Company's customers are eligible to purchase unbundled local transportation service from the Company and to purchase their gas supply from third parties. In 2000, the Department approved Model Terms and Conditions for the Company's tariffs for all its residential customers effective November 1, 2000. The Model Terms and Conditions are consistent with the Department's order of February 1, 1999 which provided that, for a five-year transition period, local distribution company ("LDC") contractual commitments to upstream capacity will be assigned on a mandatory, pro rata basis to marketers selling gas supply to the LDC's customers. The approved mandatory assignment method eliminates the possibility that because of the migration of customers to the gas supply service of marketers, the costs of upstream interstate gas pipeline capacity purchased by the Company to serve firm customers would be absorbed by the LDC or other customers through the transition period. The Department also found that, through the transition period, LDCs will retain primary responsibility for upstream capacity planning and procurement to assure that adequate capacity is available at Massachusetts city gates to support customer requirements and growth. In year three of the five-year transition period, the Department intends to evaluate the extent to which the upstream capacity market for Massachusetts is workably competitive based on a number of factors, and accelerate or decelerate the transition period accordingly.

   After conducting an industry-wide proceeding regarding the calculation of lost margins that gas companies are allowed to recover as a result of their conservation or demand-side management ("DSM") programs, the Department ruled in November 1999 that effective for filings for the twelve-month period beginning May 1, 1999, the Company may recover lost margins for only four years past the installation of DSM measures. This ruling changes the Department's previous approved calculation method. However, based on the Department's order approving the merger and rate plan, the Company has petitioned the Department for recovery of the resulting reduction in lost margins as an exogenous adjustment. The Office of the Attorney General has opposed the Company's petition for recovery of the reduction in lost margins as an exogenous adjustment. This proceeding is currently in the briefing phase and the Company can not predict the outcome of this pending proceeding.

 Environmental Matters

   The Company has or shares responsibility under applicable environmental law for the remediation of one former manufactured gas plant ("MGP") site, related satellite disposal sites, one non-MGP site and one federal superfund site. Information with respect to the remediation of MGP related sites may be found in Note 9 of Notes to Consolidated Financial Statements. Such information is incorporated herein by reference.

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

  3.1 Restated Articles of Organization for Colonial Gas Company dated August
      5, 1999, filed as Exhibit 3.1 to the Registrant's Annual Report on Form
      10-K for the fiscal year ended December 31, 1999.*

  3.2 By-Laws of Colonial Gas Company dated August 5, 1999, filed as Exhibit
      3.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.*

  4.1 Second Amended and Restated First Mortgage Indenture dated as of June 1,
      1992, filed as Exhibit 4(b)
      to Form 10-Q of the Registrant for the quarter ended June 30, 1992.*

  4.2 First Supplemental Indenture dated as of June 15, 1992, filed as Exhibit
      4(c) to Form 10-Q of the Registrant for the quarter ended June 30, 1992.*

  4.3 Second Supplemental Indenture dated as of September 27, 1995, filed as
      Exhibit 4(c) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.*

  4.4 Amendment to Second Supplemental Indenture dated as of October 12, 1995, filed as Exhibit 4(d) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.*

  4.5 Third Supplemental Indenture dated as of December 15, 1995, filed as
      Exhibit 4(f) to the Registrant's Form S-3 Registration Statement dated
      January 5, 1998.*

  4.6 Fourth Supplemental Indenture dated as of March 1, 1998, filed as Exhibit
      4(l) to the Registrant's Form 10-Q for the quarter ended March 31, 1998.*

  4.7 Utility Money Pool Agreement. (Filed herewith).

 10.2 Gas Transportation Contract for Firm Reserved Service with Iroquois, dated February 7, 1991, filed as Exhibit 10(v) to the Registrant's Annual
      Report on Form 10-K for the fiscal year ended December 31, 1990.*

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

 10.8  Service Agreement between Algonquin Gas Transmission Company and
       Colonial Gas Company (under Rate Schedule AFT-1), dated June 1, 1993, filed as Exhibit 10(u) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.*

 10.9  Service Agreement between Algonquin Gas Transmission Company and
       Colonial Gas Company (under Rate Schedule AFT-1), dated June 1, 1993, filed as Exhibit 10(v) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.*

 10.10 Service Agreement between Texas Eastern Transmission Corporation and
       Colonial Gas Company (under Rate Schedule CDS), dated June 1, 1993, filed as Exhibit 10(w) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.*

 10.11 Service Agreement between Texas Eastern Transmission Corporation and
       Colonial Gas Company for 1996 dth per day (under Rate Schedule FT-1), dated June 1, 1993, filed as Exhibit 10.11 to the Registrant's Annual
       Report on Form 10-K for the fiscal year ended December 31, 1999.*

 10.12 Service Agreement between Texas Eastern Transmission Corporation and
       Colonial Gas Company (under Rate Schedule FTS-8), dated June 1, 1993, filed as Exhibit 10(y) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.*

 10.13 Service Agreement between Texas Eastern Transmission Corporation and
       Colonial Gas Company (under Rate Schedule FTS-7), dated June 1, 1993, filed as Exhibit 10(z) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.*

 10.14 Service Agreement between Texas Eastern Transmission Corporation and
       Colonial Gas Company for 7,918 dth per day (under Rate Schedule FT-1), dated June 1, 1993, filed as Exhibit 10.14 to the Registrant's Annual
       Report on Form 10-K for the fiscal year ended December 31, 1999.*

 10.15 Service Agreement between Texas Eastern Transmission Corporation and
       Colonial Gas Company for 2,222 dth per day (under Rate Schedule FT-1), dated June 1, 1993, filed as Exhibit 10.15 to the Registrant's Annual
       Report on Form 10-K for the fiscal year ended December 31, 1999.*

 10.16 Service Agreement between Texas Eastern Transmission Corporation and
       Colonial Gas Company for 104 dth per day (under Rate Schedule FT-1), dated June 1, 1993, filed as Exhibit 10.16 to the Registrant's Annual
       Report on Form 10-K for the fiscal year ended December 31, 1999.*

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

 10.23 Service Agreement between CNG Transmission Corporation and Colonial Gas
       Company (under Rate Schedule GSS-II), contract no. 400009, dated
       November 1, 1998, filed as Exhibit 10.23 to the Registrant's Annual
       Report on Form 10-K for the fiscal year ended December 31, 1999.*

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

 10.39 Firm Natural Gas Transportation agreement between Tennessee Gas Pipeline and Colonial Gas Company (under Rate Schedule NET-Northeast), dated
       August 1, 1995, filed as Exhibit 10 (qq) to the Registrant's Annual
       Report on Form 10-K for the fiscal year ended December 31, 1995.*

 10.40 Gas Transportation Agreement between Tennessee Gas Pipeline Company and
       Colonial Gas Company (under Rate Schedule FT-A), dated June 1, 1995, filed as Exhibit 10 (rr) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.*

 10.41 Amendment No. 1 (dated July 1, 1995 to Gas Storage Contract between
       Tennessee Gas Pipeline Company and Colonial Gas Company (under Rate
       Schedule FS), dated December 1, 1994 (which superseded contract dated
       September 1, 1993), filed as Exhibit 10 (ss) to the Registrant's Annual
       Report on Form 10-K for the fiscal year ended December 31, 1995.*

 10.42 Amendment to Gas Transportation Contract for Firm Reserved Service with
       Iroquois Gas Transmission System, L.P., dated September 1, 1995, filed as Exhibit 10 (tt) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.*

 10.43 Service Agreement between Algonquin Transmission Company and Colonial
       Gas Company (Under Rate Schedule AFT-1), dated December 1, 1995, filed as Exhibit 10 (uu) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.*

 10.44 Service Agreement between Algonquin Gas Transmission Company and
       Colonial Gas Company (under Rate Schedule AFT-1), dated June 23, 2000.
       (Filed herewith).

 10.45 Service Agreement between CNG Transmission Corporation and Colonial Gas
       Company (under Rate Schedule GSS-II), contract No. 300114, dated
       November 1, 1998, filed as Exhibit 10.45 to the Registrant's Annual
       Report on Form 10-K for the fiscal year ended December 31, 1999.*

 10.46 Service Agreement between CNG Transmission Corporation and Colonial Gas
       Company (under Rate Schedule GSS-II), contract No. 300115, dated
       November 1, 1998, filed as Exhibit 10.46 to the Registrant's Annual
       Report on Form 10-K for the fiscal year ended December 31, 1999.*

 10.47 Amended Service Agreement between Texas Eastern Transmission Corporation and Colonial Gas Company (under Rate Schedules CDS & FT-1) dated January
       6, 1999, filed as Exhibit 10.47 to the Registrant's Annual Report on
       Form 10-K for the fiscal year ended December 31, 1999.*

 10.48 Redacted Gas Resources Portfolio Management and Gas Sales Agreement between Colonial Gas Company and El Paso Energy Marketing Company dated
       September 14, 1999, as amended, filed herewith as Exhibit 10.1 to Form
       10-K of Eastern Enterprises for the year ended December 31, 1999.*

 10.49 Contract Restructuring Agreement between Colonial Gas Company and
       Tennessee Gas Pipeline dated August 2, 1999, filed as Exhibit 10.49 to the Registrant's Annual Report on Form 10-K for the fiscal year ended
       December 31, 1999.*

 23a   Consent of Independent Public Accountants.

 23b   Consent of Independent Public Accountants.

   There were no reports on Form 8-K filed in the Fourth Quarter of 2000.
--------
* Not filed herewith. In accordance with Rule 12(b)(32) of the General Rules and Regulations under the Securities Exchange Act of 1934, reference is made to the document previously filed with the Commission.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Colonial Gas Company
                                          D/B/A KEYSPAN ENERGY DELIVERY
                                           NEW ENGLAND (Registrant)

                                                     Joseph F. Bodanza
                                          By: _________________________________
                                               Joseph F. Bodanza Senior Vice
                                                    President Finance,
                                             Accounting and Regulatory Affairs
                                                 (Principal Financial and
                                                    Accounting Officer)

Date: April 2, 2001

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 2nd day of April, 2001.

                 Signature                                     Title
                 ---------                                     -----

             Chester R. Messer              Director and President
___________________________________________
             Chester R. Messer

                             COLONIAL GAS COMPANY

           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES (Information required by Items 8 and 14 (a) of Form 10-K)

Reports of Independent Public Accountants......................... F-18 and F-19
 Consolidated Statements of Earnings for the Period from November
  8, 2000 through December 31, 2000, Period from January 1, 2000 through November 7, 2000, Four Months Ended December 31, 1999,
  Eight Months Ended August 31, 1999, and Year Ended December 31,
  1998............................................................      F-2
 Consolidated Balance Sheets as of December 31, 2000 and 1999.....  F-3 and F-4
 Consolidated Statements of Retained Earnings for the Period from
  November 8, 2000 through December 31, 2000, Period from January
  1, 2000 through November 7, 2000, Four Months Ended December 31,
  1999, Eight Months Ended August 31, 1999, and Year Ended
  December 31, 1998...............................................      F-5
 Consolidated Statements of Cash Flows for the Period from
  November 8, 2000 through December 31, 2000, Period from January
  1, 2000 through November 7, 2000, Four Months Ended December 31,
  1999, Eight Months Ended August 31, 1999, and Year Ended
  December 31, 1998 ..............................................      F-6
 Notes to Consolidated Financial Statements.......................  F-7 to F-17
 Interim Financial Information for the Two Years Ended December
  31, 2000 (Unaudited)............................................     F-20
 Schedule for the Period from November 8, 2000 through December
  31, 2000, the Period from January 1, 2000 through November 7,
  2000, and Two Years Ended December 31, 1999:
   Schedule II--Valuation and Qualifying Accounts.................     F-21

   Schedules other than that listed above have been omitted as the information has been included in the consolidated financial statements and related notes or is not applicable nor required.

                              COLONIAL GAS COMPANY

                      CONSOLIDATED STATEMENTS OF EARNINGS

                          Period from
                          November 8,    Period from      Four Months
                          2000 through    January 1,         Ended        Eight Months     Year Ended
                          December 31,   2000 through     December 31,        Ended       December 31,
                              2000     November 7, 2000       1999       August 31, 1999      1998
                          ------------ ---------------- ---------------- --------------- ---------------
                                                          (In Thousands)
                                       (Predecessor II) (Predecessor II) (Predecessor I) (Predecessor I)
Operating revenues......    $61,414        $138,142         $54,098         $122,626        $167,978
Cost of gas sold........     34,106          68,064          26,087           65,320          88,127
                            -------        --------         -------         --------        --------
Operating margin........     27,308          70,078          28,011           57,306          79,851
                            -------        --------         -------         --------        --------
Operating expenses:
  Operations............      4,666          22,531           9,101           19,818          27,793
  Maintenance...........        576           2,950           1,151            4,835           4,794
  Depreciation and
   amortization.........      2,875          11,359           2,857           10,086          13,435
  Amortization of
   goodwill.............      1,556           5,020           2,008              --              --
  Income taxes..........      5,429           1,601           3,406            3,639           7,134
  Taxes, other than
   income...............        830           3,748           1,626            3,861           5,155
  Restructuring charge..        --            7,000             --               --              --
  Merger related
   expenses.............        --            8,795             --             3,788           1,808
                            -------        --------         -------         --------        --------
  Total operating
   expenses.............     15,932          63,004          20,149           46,027          60,119
                            -------        --------         -------         --------        --------
Operating earnings......     11,376           7,074           7,862           11,279          19,732
Other earnings (loss),
 net....................         19             315             237              (20)            485
                            -------        --------         -------         --------        --------
Earnings before interest
 expense................     11,395           7,389           8,099           11,259          20,217
                            -------        --------         -------         --------        --------
Interest expense:
  Long-term debt........      1,422           7,111           2,844            5,689           8,130
  Other, including
   amortization of debt
   expense..............      3,148           7,702           2,569            1,244             604
  Less--Interest during
   construction.........        (31)            (64)            (27)            (194)           (805)
                            -------        --------         -------         --------        --------
  Total interest
   expense..............      4,539          14,749           5,386            6,739           7,929
                            -------        --------         -------         --------        --------
Net earnings (loss).....    $ 6,856        $ (7,360)        $ 2,713         $  4,520        $ 12,288
                            =======        ========         =======         ========        ========

  The accompanying notes are an integral part of these consolidated financial statements.

                              COLONIAL GAS COMPANY

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                           December 31,
                                                     --------------------------
                                                       2000          1999
                                                     --------  ----------------
                                                          (In Thousands)
                                                               (Predecessor II)
Gas plant, at cost.................................. $394,509      $390,447
Construction work-in-progress.......................    7,751         2,914
  Less-Accumulated depreciation..................... (119,564)     (109,628)
                                                     --------      --------
    Net plant.......................................  282,696       283,733
                                                     --------      --------
Current assets:
  Cash..............................................      124           389
  Accounts receivable, less reserves of $2,964 at
   December 31, 2000 and $2,677 at December 31,
   1999.............................................   24,285        15,987
  Accounts receivable--affiliates...................    5,235           --
  Accrued utility margin............................    8,679         8,074
  Unbilled gas costs receivable.....................   47,285        13,803
  Natural gas and other inventories, at average
   cost.............................................   13,246        11,581
  Materials and supplies, at average cost...........    1,709         2,277
  Current income taxes..............................      --          4,182
  Prepaid expenses..................................      262           330
                                                     --------      --------
    Total current assets............................  100,825        56,623
                                                     --------      --------
Other assets:
  Excess of cost over fair value of acquired net
   assets, less amortization........................  371,850       239,045
  Deferred charges and other assets.................    4,077         4,646
                                                     --------      --------
    Total other assets..............................  375,927       243,691
                                                     --------      --------
    Total assets.................................... $759,448      $584,047
                                                     ========      ========


  The accompanying notes are an integral part of these consolidated financial statements.

                              COLONIAL GAS COMPANY

                          CONSOLIDATED BALANCE SHEETS

                         CAPITALIZATION AND LIABILITIES

                                                            December 31,
                                                      -------------------------
                                                        2000         1999
                                                      -------- ----------------
                                                           (In Thousands)
                                                               (Predecessor II)
Capitalization:
  Common stockholder's investment--
   Common stock, $1 par value--
   Authorized and outstanding--100 shares at December
    31, 2000 and 1999................................ $    --      $    --
  Amounts in excess of par value.....................  203,558      225,667
  Retained earnings..................................    6,856          229
                                                      --------     --------
    Total common stockholder's investment............  210,414      225,896
Long-term obligations, less current portion..........  120,621      121,021
                                                      --------     --------
    Total capitalization.............................  331,035      346,917
Advance from KeySpan.................................  250,000          --
Advance from Eastern.................................      --       100,000
                                                      --------     --------
    Total capitalization and advances................  581,035      446,917
                                                      --------     --------
Current liabilities:
  Current portion of long-term obligations...........      572          646
  Notes payable--utility pool........................   47,209          --
  Notes payable--utility pool gas inventory
   financing.........................................   19,216          --
  Notes payable......................................      --        29,000
  Gas inventory financing............................      --        15,009
  Accounts payable...................................   38,765       16,578
  Accounts payable--affiliates.......................    6,486       17,916
  Accrued income taxes...............................      291          --
  Accrued interest...................................    4,263        2,936
  Customer deposits..................................      738          644
  Refunds due customers..............................    2,681        5,331
  Other..............................................      781          389
                                                      --------     --------
    Total current liabilities........................  121,002       88,449
                                                      --------     --------
Reserves and deferred credits:
  Deferred income taxes..............................   36,641       32,276
  Unamortized investment tax credits.................    2,605        2,811
  Postretirement benefits obligation.................    5,972        5,136
  Other..............................................   12,193        8,458
                                                      --------     --------
    Total reserves and deferred credits..............   57,411       48,681
                                                      --------     --------
    Total capitalization and liabilities............. $759,448     $584,047
                                                      ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                              COLONIAL GAS COMPANY

                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

                         Period from
                         November 8,    Period from      Four Months
                         2000 through    January 1,         Ended        Eight Months     Year Ended
                         December 31,   2000 through     December 31,        Ended       December 31,
                             2000     November 7, 2000       1999       August 31, 1999      1998
                         ------------ ---------------- ---------------- --------------- ---------------
                                                         (In Thousands)
                                      (Predecessor II) (Predecessor II) (Predecessor I) (Predecessor I)
Balance at beginning of
 period.................    $  --              229         $   --           $36,173        $ 35,924
  Net earnings (loss)...     6,856          (7,360)          2,713            4,520          12,288
  Cash dividends on
   common stock.........       --           (6,039)         (2,484)          (6,255)        (12,039)
                            ------        --------         -------          -------        --------
Balance at end of
 period.................    $6,856        $(13,170)        $   229          $34,438        $ 36,173
                            ======        ========         =======          =======        ========



  The accompanying notes are an integral part of these consolidated financial statements.

                              COLONIAL GAS COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                         Period from
                         November 8,    Period from      Four Months
                         2000 through    January 1,         Ended        Eight Months     Year Ended
                         December 31,   2000 through     December 31,        Ended       December 31,
                             2000     November 7, 2000       1999       August 31, 1999      1998
                         ------------ ---------------- ---------------- --------------- ---------------
                                                         (In Thousands)
                                      (Predecessor II) (Predecessor II) (Predecessor I) (Predecessor I)
Cash flows from
 operating activities:
 Net earnings (loss)....   $  6,856       $ (7,360)        $  2,713        $  4,520        $ 12,288
 Adjustments to
  reconcile net earnings
  to cash provided by
  operating activities:
 Depreciation and
  amortization..........      4,431         16,379            4,865          10,086          14,764
 Deferred taxes.........      4,724          4,194            2,198          (2,751)          2,890
 Other changes in
  assets and
  liabilities:
  Accounts receivable...     (7,986)        (6,122)          (4,548)          1,802           5,344
  Accrued utility
   margin...............     (7,955)         7,350           (7,420)          7,222            (459)
  Accounts payable--
   affiliates...........      4,859        (15,714)          15,084           2,832             --
  Inventories...........      8,752         (9,850)           1,120             640             247
  Deferred gas costs....    (21,475)       (12,006)         (13,888)         18,280           1,071
  Accounts payable......     10,548         11,639            5,666          (1,274)         (3,488)
  Accrued income
   taxes................      1,333          3,853           (5,200)        (10,708)         (1,897)
  Other.................      2,014          3,929           (7,481)         22,884          (1,317)
                           --------       --------         --------        --------        --------
   Cash (used for)
    provided by
    operating
    activities..........      6,101         (3,708)          (6,891)         53,533          29,443
                           --------       --------         --------        --------        --------
Cash flows from
 investing activities:
 Capital expenditures...     (6,943)       (12,092)          (7,105)        (12,715)        (31,457)
                           --------       --------         --------        --------        --------
Cash flows from
 financing activities:
 Changes in notes
  payable, net..........       (191)        18,400           10,000         (33,000)          2,600
 Changes in inventory
  financing.............      1,031          3,176            4,139          (3,255)           (770)
 Issuance of long-term
  debt, net of issuance
  cost..................        --             --               --              --           39,116
 Retirement of long-term
  debt, including
  premiums..............        --             --               --             (102)        (30,568)
 Issuance of common
  stock.................        --             --               --            1,399           6,541
 Cash dividends paid on
  common stock..........        --          (6,039)          (2,484)         (6,255)        (12,039)
                           --------       --------         --------        --------        --------
   Cash provided by
    (used for) financing
    activities..........        840         15,537           11,655         (41,213)          4,880
                           --------       --------         --------        --------        --------
Increase (decrease) in
 cash...................         (2)          (263)          (2,341)           (395)          2,866
Cash at beginning of
 period.................        126            389            2,730           3,125             259
                           --------       --------         --------        --------        --------
Cash at end of period...   $    124            126         $    389        $  2,730        $  3,125
                           ========       ========         ========        ========        ========
Supplemental disclosure
 of cash flow
 information:
 Cash paid (refunded)
  during the year for:
   Interest, net of
    amounts
    capitalized.........   $    623       $ 14,206         $  1,657        $  8,434        $ 10,229
                           ========       ========         ========        ========        ========
   Income taxes.........   $    --        $ (6,921)        $  4,376        $  3,595        $  7,238
                           ========       ========         ========        ========        ========

  The accompanying notes are an integral part of these consolidated financial statements.

                             COLONIAL GAS COMPANY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Accounting Policies

 General

   Colonial Gas Company (the "Company") is a gas distribution company engaged in the transportation and sale of natural gas to residential, commercial and industrial customers. The Company's service territory includes 24 municipalities located northwest of Boston and on Cape Cod. The Company is a wholly-owned subsidiary of Eastern Enterprises ("Eastern") and an indirect wholly-owned subsidiary of KeySpan Corporation ("KeySpan").

 Basis of Presentation

   The consolidated financial statements include the accounts of the Company and its affiliate, Massachusetts Fuel Inventory Trust (through December 31,
2000) and its wholly-owned subsidiary, Transgas Inc. (through August 31,
1999). Transgas ceased to be a subsidiary of Colonial Gas Company and became a subsidiary of Eastern upon closing of the Eastern merger discussed below. All material intercompany balances and transactions between the Company and its subsidiary have been eliminated in consolidation.

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

 KeySpan Merger

   On November 8, 2000, KeySpan acquired all of the common stock of Eastern for $64.56 per share in cash. The transaction has been accounted for using the purchase method of accounting for business combinations. The purchase price was allocated to the net assets acquired of Eastern and its subsidiaries based upon their fair value. Consistent with the Eastern merger, the historical cost basis of the Company's assets and liabilities, with minor exceptions, was determined to represent the fair value due to the existence of regulatory-approved rate plans based upon the recovery of historical costs and a fair return thereon. The allocation of the purchase price remains subject to adjustment upon final valuation of certain acquired balances of the Company. Under "push-down" accounting, the excess of the purchase price over the fair value of the Company's net assets acquired, or goodwill, of approximately $139 million has been recorded as an asset and is being amortized over a period of 40 years. The push-down accounting resulted in a decrease to equity of $8.9 million and the recording of a $250 million advance from KeySpan, $100 million of which was previously owed to Eastern.

 Eastern Merger

   On August 31, 1999, the Company completed a merger with Eastern in a transaction with an enterprise value of approximately $474 million. In effecting the transaction, Eastern paid $150 million in cash, net of cash acquired and including transaction costs, issued approximately 4.2 million shares of common stock valued at $186 million and assumed $138 million of debt.

   The merger was accounted for using the purchase method of accounting for business combinations. The purchase price was allocated to the net assets acquired based on their fair value. The historical cost basis of the Company's assets and liabilities, with the exception of the adjustments described below, was determined to represent the fair value due to the existence of a regulatory-approved rate plan based upon the recovery of historical costs and a fair return thereof. Most of the operations of the Company have been integrated into the operations of its affiliate, Boston Gas, an indirect wholly-owned subsidiary of KeySpan.

                             COLONIAL GAS COMPANY

(1) Accounting Policies (Continued)

   In connection with the merger, the Department of Telecommunications and Energy (the "Department") approved a rate plan resulting in a ten-year freeze of base rates at current levels. Due to the length of the base rate freeze, the Company was required to discontinue its application of Statement of Financial Accounting Standards ("SFAS") No. 71 "Accounting for the Effects of Certain Types of Regulation".

   Accordingly, as of the merger, the Company assigned no value to regulatory assets of approximately $18 million, consisting principally of deferred demand side management program costs, deferred environmental costs and unrecovered deferred income taxes.

   The excess of consideration over the fair value of the assets acquired of $241 million was recorded as goodwill, which was being amortized on a straight-line basis over a 40-year period. Of the $241 million, $141 million was recorded as an increase to common equity and $100 million as an advance from Eastern.

 Regulation

   The Company is regulated as to rates, accounting and other matters by the Department.

   For the periods prior to the merger with Eastern and the approved rate plan, the accounting policies conformed to generally accepted accounting principles as applied to regulated public utilities and reflected the effects of the ratemaking process in accordance with SFAS No. 71. Under SFAS No. 71, the Company was allowed to defer certain costs that otherwise would be expensed in recognition of the ability to recover them in future rates. As described above, the Company discontinued application of SFAS No. 71 in connection with the Department's approval of the merger of the Company with Eastern.

 Gas Operating Revenues

   Customers are billed monthly on a cycle basis. Revenues include unbilled amounts related to the estimated gas usage that occurred from the most recent meter reading to the end of each month.

 Cost of Gas Adjustment Clause and Unbilled Gas Costs Receivable

   The cost of gas adjustment clause ("CGAC") requires the Company to semi-annually adjust its rates for firm gas sales in order to track changes in the cost of gas distributed, with an annual adjustment of subsequent rates for any over or under recovery of actual costs incurred. As a result, the cost of any firm gas that has been distributed, but is unbilled at the end of a period, is deferred by the Company to the period in which the gas is billed to customers. In its order of August 14, 1998, the Department modified the CGAC to recover the gas cost portion of the Company's bad debt write-offs effective November 1, 1998. The order also approved a local distribution adjustment clause ("LDAC") to recover the amortization of all environmental response costs associated with former manufactured gas plant ("MGP") sites, costs related to the Company's various demand side management programs and other specified costs from the Company's firm sales and transportation customers. These costs were previously recovered through the CGAC. Upon the discontinuance of the application of SFAS No. 71, the Company records amounts recoverable under the LDAC as revenue when billed to customers.

 Depreciation

   Depreciation is provided at rates designed to amortize the cost of depreciable property, plant and equipment over their estimated remaining useful lives. The composite depreciation rate, expressed as a percentage of the average depreciable property in service, is 3.7% for all periods presented.

                             COLONIAL GAS COMPANY

(1) Accounting Policies (Continued)

   Accumulated depreciation is charged with original cost and the cost of removal, less salvage value, of units retired. Expenditures for repairs, upkeep of units of property and renewal of minor items of property replaced independently of the unit of which they are a part are charged to maintenance expense as incurred.

 Recent Accounting Pronouncements

   The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" on January 1, 2001, which at that time had no effect on the Company's financial statements, since the Company had no outstanding derivatives at December 31, 2000.

   The Financial Accounting Standards Board ("FASB") recently issued a revision to its Exposure Draft ("ED") on "Business Combinations and Intangible Assets". In the revised ED, the FASB concluded that the amortization of goodwill will no longer be required. Instead, companies will need to perform yearly impairment tests on the recorded amount of goodwill and determine whether an impairment charge is necessary. The comment deadline on the revised ED was March 16, 2001 and we believe the FASB will finalize its deliberations on goodwill amortization in the third or fourth quarter of 2001. Goodwill amortization for 2001 is estimated to be approximately $9,000,000. Depending on the timing of the final statement, the Company may realize a significant benefit to earnings in 2001 if the Company is required to discontinue the amortization of goodwill. Such enhancement to earnings will not affect cash flow.

 Reclassifications

   Certain prior year financial statement amounts have been reclassified for consistent presentation with the current year.

(2) Income Taxes

   Since its acquisition by Eastern, the Company has been a member of an affiliated group of companies that files a consolidated federal income tax return. The Company's effective income tax rate was 44% for the period from November 8, 2000 through December 31, 2000, 56% for the four months ended December 31, 1999, 45% for the eight months ended August 31, 1999 and 37% in 1998. State taxes and the nondeductibility of goodwill amortization associated with the Eastern and KeySpan mergers, represent the majority of the difference between the effective rate and the federal income rate of 35% for 2000 and 1999 and state income taxes represent the majority of the difference for 1998. For the period from January 1 through November 7, 2000, the effective tax rate was incalculable as there was income tax expense even though the Company had a loss. This was due to the non-deductibility of goodwill amortization and certain merger costs.

                             COLONIAL GAS COMPANY

(2) Income Taxes (Continued)

   A summary of the provision for income taxes is as follows:

                          Period from
                           November 8    Period from      Four Months
                            through       January 1,         Ended        Eight Months     Year Ended
                          December 31,     through        December 31,        Ended       December 31,
                              2000     November 7, 2000       1999       August 31, 1999      1998
                          ------------ ---------------- ---------------- --------------- ---------------
                                                          (In Thousands)
                                       (Predecessor II) (Predecessor II) (Predecessor I) (Predecessor I)
Current--
  Federal...............     $  588        $(2,166)          $1,028          $ 5,344         $3,827
  State.................        117           (427)             180            1,046            718
                             ------        -------           ------          -------         ------
    Total Current
     Provision..........        705         (2,593)           1,208            6,390          4,545
                             ------        -------           ------          -------         ------
Deferred--
  Federal...............      3,942          3,476            1,800           (2,328)         2,387
  State.................        782            718              398             (423)           503
                             ------        -------           ------          -------         ------
    Total Deferred
     Provision..........      4,724          4,194            2,198           (2,751)         2,890
                             ------        -------           ------          -------         ------
Amortization of
 investment tax credit..        --             --               --               --            (301)
                             ------        -------           ------          -------         ------
Provision for income
 taxes..................     $5,429        $ 1,601           $3,406          $ 3,639         $7,134
                             ======        =======           ======          =======         ======

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

   For income tax purposes, the Company uses accelerated depreciation and shorter depreciation lives, as permitted by the Internal Revenue Code. Deferred federal and state taxes are provided for the tax effects of all temporary differences between financial reporting and taxable income. Significant items making up deferred tax assets and liabilities at December 31, 2000 and 1999 are as follows:

                                                          December 31,
                                                    --------------------------
                                                      2000          1999
                                                    --------  ----------------
                                                         (In Thousands)
                                                              (Predecessor II)
Assets:
    Total deferred tax assets...................... $ 13,437      $  1,077
                                                    --------      --------
Liabilities:
  Accelerated Depreciation.........................  (35,296)      (37,813)
  Deferred Gas Costs...............................  (12,389)         (748)
  Other............................................   (7,960)        5,683
                                                    --------      --------
    Total deferred tax liabilities.................  (55,645)      (32,878)
                                                    --------      --------
    Total net deferred taxes....................... $(42,208)     $(31,801)
                                                    ========      ========
Deferred taxes are reflected in the balance sheet
 as follows:
  Accrued income taxes (current deferred).......... $ (5,567)     $    475
  Deferred income taxes (long-term)................  (36,641)      (32,276)
                                                    --------      --------
    Total.......................................... $(42,208)     $(31,801)
                                                    ========      ========

                             COLONIAL GAS COMPANY

(3) Debt

 Long-term Obligations

   The following table provides information on long-term obligations as of:

                                                           December 31,
                                                     --------------------------
                                                       2000          1999
                                                     --------  ----------------
                                                          (In Thousands)
                                                               (Predecessor II)
First Mortgage Bonds:
  8.80%, Series CH, due 2022........................ $ 25,000      $ 25,000
  6.38%-6.94%, Medium-Term Notes, Series A, due
   2008-2027........................................   65,000        65,000
  5.50%-6.86%, Medium-Term Notes, Series B, due
   2003-2028........................................   30,000        30,000
Capital lease obligations (Note 5)..................    1,193         1,667
Less current portion................................     (572)         (646)
                                                     --------      --------
                                                     $120,621      $121,021
                                                     ========      ========

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

   Annual maturities of capital lease obligations are $572,000, $437,000, $153,000, $31,000 and $0 for 2001 through 2005, respectively.

 Utility Money Pool Borrowings

   On November 8, 2000, KeySpan Corporate Services became an affiliate of the Company, through Eastern's merger with KeySpan. KeySpan Corporate Services provides financing to the Company for working capital and gas inventory through the Company's participation in a Utility Money Pool. At December 31, 2000, the Company had outstanding borrowings of $47,209,000 and $19,216,000 for working capital and gas inventory, respectively. Interest charged equals interest incurred by KeySpan Corporate Services to borrow funds to meet the needs of the Company, plus a proportional share of the administrative costs incurred by KeySpan Corporate Services in obtaining the required funds. All costs related to the gas inventory borrowings are recoverable from customers through the CGAC. The average rate on these borrowings was 6.92%.

 Advance from KeySpan Corporation

   As part of the merger, the Company recorded in November, 2000 a $250 million advance payable to KeySpan. A $100 million of the advance was previously owed to Eastern and is reflected on the Balance Sheet at December 31, 1999. Interest charges equal interest incurred by KeySpan on debt borrowings issued by KeySpan and recorded on the books of the Company. The interest rate on these borrowings is 7.625%. Issuance expense is charged to the Company from KeySpan equal to the actual issuance costs incurred by KeySpan on its debt borrowings. These costs are amortized over the life of the borrowings.

                             COLONIAL GAS COMPANY

(4) Retiree Benefits

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

                          Period from
                          November 8,    Period from      Four Months
                            through       January 1,         Ended        Eight Months     Year Ended
                          December 31,     through        December 31,        Ended       December 31,
                              2000     November 7, 2000       1999       August 31, 1999      1998
                          ------------ ---------------- ---------------- --------------- ---------------
                                                          (In Thousands)
                                       (Predecessor II) (Predecessor II) (Predecessor I) (Predecessor I)
Service cost............     $ 184         $   643          $   243          $   850         $ 1,220
Interest cost on
 projected benefits
 obligations............       679           3,092            1,239            2,447           3,492
Expected return on plan
 assets.................      (700)         (3,197)          (1,302)          (2,977)         (4,170)
Amortization of prior
 service cost...........       --              --               --                97             161
Amortization of
 transitional
 obligation.............       --              --               --               238             357
Recognized actuarial
 loss...................       --              --               --                96             107
Curtailment.............       --              --               --               295             --
                             -----         -------          -------          -------         -------
Total net pension cost..     $ 163         $   538          $   180          $ 1,046         $ 1,167
                             =====         =======          =======          =======         =======

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

   Net periodic expense for postretirement benefits other than pensions was as follows:

                          Period from
                          November 8,    Period from      Four Months
                            through       January 1,         Ended        Eight Months     Year Ended
                          December 31,     through        December 31,        Ended       December 31,
                              2000     November 7, 2000       1999       August 31, 1999      1998
                          ------------ ---------------- ---------------- --------------- ---------------
                                                          (In Thousands)
                                       (Predecessor II) (Predecessor II) (Predecessor I) (Predecessor I)
Service cost............      $ 81          $ 107            $  39            $  94           $ 138
Interest cost on
 accumulated benefits
 obligations............       161            649              247              400             534
Expected return on plan
 assets.................       (76)          (304)            (127)            (292)           (412)
Amortization of
 transition obligation..       --             --               --               166             249
Recognized actual gain..       --             --               --               --              --
Curtailment.............       --             --               --               308             --
                              ----          -----            -----            -----           -----
Total net retiree health
 care cost..............      $166          $ 452            $ 159            $ 676           $ 509
                              ====          =====            =====            =====           =====

                             COLONIAL GAS COMPANY

(4) Retiree Benefits (Continued)

   The tables above do not reflect retirement enhancements for pension and health care of $2,667,000 and $33,000, respectively for the eight months ended August 31, 1999.

   The following tables set forth the change in benefit obligation and plan assets and reconciliation of funded status of the Company's pension plans and amounts recorded in the Company's balance sheet as of December 31, 2000, November 7, 2000, December 31, 1999 and August 31, 1999. Actuarial measurement dates are December 31, 2000, November 7, 2000, October 1, 1999 and August 31, 1999, respectively.

                          Period from
                           November 8    Period from      Four Months
                            through       January 1,         Ended        Eight Months
                          December 31,     through        December 31,        Ended
                              2000     November 7, 2000       1999       August 31, 1999
                          ------------ ---------------- ---------------- ---------------
                                                  (In Thousands)
                                       (Predecessor II) (Predecessor II) (Predecessor I)
Pensions
Change in benefit
 obligation
Balance at beginning of
 period.................    $ 55,503       $52,986          $53,805          $53,132
Service cost............         183           643              243              850
Interest cost...........         691         3,079            1,239            2,447
Plan amendments.........         --            --               --               --
Curtailment loss........         --            --               --               557
Special termination
 benefits...............         --            --               --             2,667
Benefits paid...........        (475)       (3,370)          (1,152)          (2,045)
Subsidiary spun-off.....         --            --               --            (2,557)
Actuarial (gain) loss...       4,409         2,165           (1,149)          (1,246)
                            --------       -------          -------          -------
Balance at end of
 period.................    $ 60,311       $55,503          $52,986          $53,805
                            ========       =======          =======          =======
Change in plan assets
Fair value, beginning of
 period.................    $ 49,971       $48,484          $50,055          $51,839
Actual return on plan
 assets.................        (520)        4,318             (486)           1,564
Employer contributions..          23           539               67              569
Benefits paid...........        (475)       (3,370)          (1,152)          (2,045)
Subsidiary spun-off.....         --            --               --            (1,872)
                            --------       -------          -------          -------
Fair value at end of
 period.................    $ 48,999       $49,971          $48,484          $50,055
                            ========       =======          =======          =======
Reconciliation of funded
 status
Funded status...........    $(11,312)      $(5,532)         $(4,502)         $(3,750)
Contributions for fourth
 quarter................         --            --               158              --
Unrecognized actuarial
 loss...................       5,641         3,000              640              --
Unrecognized transition
 obligation.............         --            --               --               --
Unrecognized prior
 service................         --            --               --               --
                            --------       -------          -------          -------
Net amount recognized at
 end of period..........    $ (5,671)      $(2,532)         $(3,704)         $(3,750)
                            ========       =======          =======          =======
Amounts recognized in
 balance sheet
Prepaid benefit cost....    $     59       $    73          $   130          $    92
Accrued benefit
 liability..............      (5,730)       (2,605)          (3,904)          (3,842)
Intangible asset........         --            --               --               --
Accumulated other
 comprehensive income...         --            --                70              --
                            --------       -------          -------          -------
Net amount..............    $ (5,671)      $(2,532)         $(3,704)         $(3,750)
                            ========       =======          =======          =======

                             COLONIAL GAS COMPANY

(4) Retiree Benefits (Continued)

   Assets of the employee benefit plans are invested in domestic and international equities, domestic and international fixed income securities, real estate and other short-term debt instruments.

   The following tables set forth the change in benefit obligation and plan assets and reconciliation of funded status of the Company's post-retirement life and health benefit plans and amounts recorded in the Company's balance sheet as of December 31, 2000, November 7, 2000, December 31, 1999 and August 31, 1999. Actuarial measurement dates are December 31, 2000, November 7, 2000, October 1, 1999 and August 31, 1999, respectively.

                          Period from
                           November 8    Period from
                            through       January 1,      Four Months     Eight Months
                          December 31, through November  Ended December       Ended
                              2000         7, 2000          31, 1999     August 31, 1999
                          ------------ ---------------- ---------------- ---------------
                                                  (In Thousands)
                                       (Predecessor II) (Predecessor II) (Predecessor I)
Healthcare
Change in benefit
 obligation
Balance at beginning of
 period.................    $11,396        $10,761          $10,235          $ 8,558
Service cost............         81            108               39               94
Interest cost...........        161            649              247              400
Plan amendments.........        --             --               --               --
Curtailment loss........        --             --               --              (270)
Special termination
 benefits...............        --             --               --                33
Benefits paid...........        (49)          (545)             (49)            (278)
Subsidiary spun-off.....        --             --               --              (586)
Actuarial (gain) loss...      1,230            423              289            2,284
                            -------        -------          -------          -------
Balance at end of
 period.................    $12,819        $11,396          $10,761          $10,235
                            =======        =======          =======          =======
Change in plan assets
Fair value, beginning of
 period.................    $ 5,184        $ 5,172          $ 5,363          $ 5,439
Actual return on plan
 assets.................       (198)           557             (141)             245
Employer contributions..        --             --               --               252
Benefits paid...........        (49)          (545)             (50)            (278)
Subsidiary spun-off.....        --             --               --              (295)
                            -------        -------          -------          -------
Fair value at end of
 period.................    $ 4,937        $ 5,184          $ 5,172          $ 5,363
                            =======        =======          =======          =======
Reconciliation of funded
 status
Funded status...........    $(7,882)       $(6,212)         $(5,589)         $(4,872)
Unrecognized actuarial
 loss...................      1,504            400              558              --
Unrecognized transition
 obligation.............        --             --               --               --
Unrecognized prior
 service................        --             --               --               --
                            -------        -------          -------          -------
Net amount recognized at
 end of period..........    $(6,378)       $(5,812)         $(5,031)         $(4,872)
                            =======        =======          =======          =======
Amounts recognized in
 balance sheet
Prepaid benefit cost....    $   113        $    --          $    --          $    --
Accrued benefit
 liability..............     (6,491)        (5,812)          (5,031)          (4,872)
                            -------        -------          -------          -------
Net amount..............    $(6,378)       $(5,812)         $(5,031)         $(4,872)
                            =======        =======          =======          =======

                             COLONIAL GAS COMPANY

(4) Retiree Benefits (Continued)

   Following are the weighted-average assumptions used in developing the projected benefit obligation:

                         Period from
                          November 8    Period from      Four Months
                           through       January 1,         Ended        Eight Months     Year Ended
                         December 31,     through        December 31,        Ended       December 31,
                             2000     November 7, 2000       1999       August 31, 1999      1998
                         ------------ ---------------- ---------------- --------------- ---------------
                                      (Predecessor II) (Predecessor II) (Predecessor I) (Predecessor I)
Discount rate...........     7.0%           7.5%                7.5%            7.5%          7.0%
Return on plan assets...     8.5%           8.5%                8.5%            8.5%          9.5%
Increase in future
 compensation...........     5.0%           5.0%                4.5%            4.5%          4.0%
Health care inflation
 trend..................     8.0%           8.0%           8.0-10.0%       8.0-10.0%          6.0%

   The health care inflation rate for 2001 is assumed to be 8%. The rate is assumed to decrease gradually to 6% in 2005 and remain at that level thereafter. A one percentage point increase or decrease in the assumed health care trend rate for 2000 would have the following effects:

                                                   One-Percentage One-Percentage
                                                   Point Increase Point Decrease
                                                   -------------- --------------
                                                          (In Thousands)
Service cost and interest cost components.........      $123          $(101)
Post-retirement benefit obligation................      $641          $(610)

(5) Leases

   The Company leases certain equipment used in its operations. The Company has capitalized certain of these leases and reflects lease payments as rental expense in the periods to which they relate.

   Total rental expense for the period from November 8 through December 31, 2000 and the period from January 1 through November 7, 2000 approximated $128,000 and $688,000, respectively. Total rental expense for the four months ended December 31, 1999 and eight months ended August 31, 1999 approximated $265,000 and $545,000, respectively. For the year ended December 31, 1998, total rental expense approximated $1,150,000.

   The remaining minimum rental commitment for capital leases at December 31, 2000 is as follows:

   Year                                                          (In Thousands)
   ----                                                          --------------
   2001.........................................................     $  642
   2002.........................................................        487
   2003.........................................................        183
   2004.........................................................         41
   2005.........................................................        --
   Later years..................................................        --
                                                                     ------
   Total minimum lease payments.................................     $1,353
   Less--Amount representing interest and executory costs.......        160
                                                                     ------
   Present value of minimum lease payments on capital leases....     $1,193
                                                                     ======

                             COLONIAL GAS COMPANY

(6) Fair Values of Financial Instruments

   The following methods and assumptions were used to estimate the fair values of financial instruments:

     Cash--The carrying amounts approximate fair value.

     Short-term Debt--The carrying amounts of the Company's short-term debt, including notes payable and gas inventory financing, approximate their fair value.

     Long-term Debt--The fair value of long-term debt is estimated based on currently quoted market prices.

   The carrying amounts and estimated fair values of the Company's long-term debt at December 31, 2000 and 1999 are as follows:

                                                   2000              1999
                                             ----------------- -----------------
                                             Carrying   Fair   Carrying   Fair
                                              Amount   Value    Amount   Value
                                             -------- -------- -------- --------
                                                       (In Thousands)
                                                               (Predecessor II)
   Long-term debt........................... $121,193 $121,606 $121,667 $116,462

(7) Related Party Transactions

   The Company paid Eastern $145,000 for the period November 8, 2000 through December 31, 2000, $725,000 for the period January 1, 2000 through November 7, 2000 and $240,000 in 1999 for legal, tax and corporate services rendered.

   On November 8, 2000, KeySpan Corporate Services became an affiliate of the Company, through Eastern's merger with KeySpan. KeySpan Corporate Services provides financing to the Company for working capital and gas inventory through the Company's participation in a Utility Money Pool. At December 31, 2000, the Company had outstanding borrowings of $47,209,000 and $19,216,000 for working capital and gas inventory, respectively. In 2000, the Company paid KeySpan Corporate Services $229,000 and $128,000 for interest on these working capital and gas inventory borrowings, respectively. Interest charged equals interest incurred by KeySpan Corporate Services to borrow funds to meet the needs of the Company, plus a proportional share of the administrative costs incurred in obtaining the required funds.

   In November, 2000, the Company recorded a $250 million advance payable to KeySpan. A $100 million of this advance was previously owed to Eastern and is reflected in the Balance Sheet at December 31, 1999. In 2000, the Company expensed $2,294,000 for interest and debt issuance costs on this advance and paid Eastern $5,604,000 for interest on its advance. Interest charges equal interest incurred by KeySpan on debt borrowings issued by KeySpan and recorded on the books of the Company. Issuance expense is charged to the Company from KeySpan equal to the actual issuance costs incurred by KeySpan on its debt borrowings. These costs are amortized over the life of the borrowings.

(8) Restructuring Charge

   During the third quarter of 2000, the Company recorded a restructuring charge of $7.0 million related to its decision to exit the gas appliance repair and service and appliance rental business. The charge includes $5.1 million to write down to fair value the equipment used in the rental business and $1.2 million for employee severance and termination benefits associated with the service business. The remaining $0.7 million is associated with the disposal of inventory and related costs.

                             COLONIAL GAS COMPANY

(9) Environmental Matters

   The Company, like many other companies in the natural gas industry, is party to governmental proceedings requiring investigation and possible remediation of former manufactured gas plant ("MGP") and related sites. The Company may have or share responsibility under applicable environmental laws for the remediation of one former MGP site and related satellite disposal sites, as well as one non-MGP site and a federal superfund site. The Company has estimated its potential share of the costs of investigating and remediating these sites in accordance with SFAS No. 5, "Accounting for Contingencies," and the American Institute of Certified Public Accountants Statement of Position 96-1, "Environmental Remediation Liabilities." The Company has recorded a liability of approximately $850,000, which represents its best estimate of the likely cost within a range of reasonable, forseeable costs. However, there can be no assurance that actual costs will not vary considerably from this estimate. Factors that may bear on actual costs differing from estimates include, without limit, changes in regulatory standards, changes in remediation technologies and practices and the type and extent of contaminants discovered at the sites.

   The Company has received and responded to Requests for Information from the U.S. Environmental Protection Agency ("EPA") pursuant to Section 104 of the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), regarding one federal superfund site that the EPA is currently investigating. Although the Company cannot determine the amount of its liability at this time, it does not believe that any such liability will have a material adverse effect on the Company's financial condition.

   By a rate order issued on May 25, 1990, the Department approved, for ratemaking purposes, recovery of all prudently incurred environmental response costs associated with former MGP related sites over separate, seven-year amortization periods, without a return on the unamortized balance. The Company currently believes, in light of the Department rate order, that it is not probable that actual costs will materially affect its financial condition or results of operations.

(10) Workforce Reduction Program

   As a result of the KeySpan merger, the Company has implemented a severance program in an effort to reduce its workforce. The Company has recorded a merger related liability of $1.7 million associated with this severance program. This severance program is targeted to reduce the Company's workforce by an additional 20 employees.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Colonial Gas Company:

   We have audited the accompanying consolidated balance sheet of Colonial Gas Company (a Massachusetts Corporation and an indirect wholly-owned subsidiary of KeySpan Corporation) and subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of earnings, retained earnings and cash flows for the period from November 8, 2000 through December 31, 2000, the period from January 1, 2000 through November 7, 2000, the four months ended December 31, 1999 and the eight months ended August 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Colonial Gas Company and subsidiary as of December 31, 2000 and 1999 and the results of their operations and their cash flows for the period from November 8, 2000 through December 31, 2000, the period from January 1, 2000 through November 7, 2000, the four months ended December 31, 1999 and the eight months ended August 31, 1999, in conformity with accounting principles generally accepted in the United States.

   Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          Arthur Andersen LLP

New York, New York
January 24, 2001

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Colonial Gas Company:

   We have audited the accompanying consolidated statements of earnings, cash flows, and retained earnings of Colonial Gas Company and subsidiaries for the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

   We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and consolidated cash flows of Colonial Gas Company and subsidiaries for the year ended December 31, 1998, in conformity with accounting principles generally accepted in the United States.

   Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          Grant Thornton LLP

Boston, Massachusetts
January 15, 1999

                             COLONIAL GAS COMPANY

                         INTERIM FINANCIAL INFORMATION
             For the Two Years Ended December 31, 2000 (Unaudited)

                                         Three Months Ended                   Period from      Period from
                         --------------------------------------------------    October 1        November 8
                             March 31         June 30          Sept. 30      through Nov. 7  through Dec. 31
                         ---------------- ---------------- ---------------- ---------------- ----------------
                         (Predecessor II) (Predecessor II) (Predecessor II) (Predecessor II)
                                                            (In Thousands)
2000
Operating revenues......     $86,335          $26,718          $ 16,222         $ 8,867          $61,414
Operating margin........     $44,682          $15,055          $  7,240         $ 3,101          $27,308
Utility operating
 earnings (loss)........     $17,924          $ 2,826          $ (5,427)        $(8,249)         $11,376
Net earnings (loss).....     $13,695          $(1,565)         $(10,229)        $(9,261)         $ 6,856
                                Three Months Ended                                             Three Months
                         --------------------------------- Two Months Ended One Month Ended       Ended
                             March 31         June 30         August 31         Sept. 30         Dec. 31
                         ---------------- ---------------- ---------------- ---------------- ----------------
                         (Predecessor I)  (Predecessor I)  (Predecessor I)  (Predecessor II) (Predecessor II)
                                                            (In Thousands)
1999
Operating revenues......     $87,994          $25,580          $  9,052         $ 4,446          $49,652
Operating margin........     $39,451          $13,648          $  4,207         $ 2,161          $25,850
Utility operating
 earnings (loss)........     $16,535          $  (385)         $ (4,871)        $(1,018)         $ 8,880
Net earnings (loss).....     $13,716          $(2,797)         $ (6,399)        $(2,276)         $ 4,989

   In the opinion of management, the quarterly financial data includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of such information.

                                                                     SCHEDULE II

                              COLONIAL GAS COMPANY

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (In Thousands)

                                          Additions
                                     -------------------    Net
                          Balance at  Charged   Charged  Deductions   Balance at
                          Beginning  (Credited) to Other    from        End Of
      Description         Of Period  to Income  Accounts  Reserves      Period
      -----------         ---------- ---------- -------- ----------   ----------
                          For the Period from November 8 through December 31,
                                                  2000
                          ------------------------------------------------------
Reserve for doubtful ac-
 counts.................    $2,897     $  286    $ --      $  219       $2,964
Reserve self-insurance..    $1,427     $  459    $ --      $  --        $1,886
Reserve for environmen-
 tal expenses...........    $  850     $  --     $ --      $  --        $  850

                           For the Period from January 1 through November 7,
                                                  2000
                          ------------------------------------------------------
                                            (Predecessor II)
                          ------------------------------------------------------
Reserve for doubtful ac-
 count..................    $2,677     $1,695    $ --      $1,475       $2,897
Reserve self-insurance..    $1,108     $  793    $ --      $  474       $1,427
Reserve for environmen-
 tal expenses...........    $  850     $  --     $ --      $  --        $  850

                              For the Four Months Ended December 31, 1999
                          ------------------------------------------------------
                                            (Predecessor II)
                          ------------------------------------------------------
Reserve for doubtful ac-
 counts.................    $3,168     $  344    $ --      $  835       $2,677
Reserve self-insurance..    $1,008     $  100    $ --      $  --        $1,108
Reserve for environmen-
 tal expenses...........    $  200     $  --     $ 650     $  --        $  850

                               For the Eight Months Ended August 31, 1999
                          ------------------------------------------------------
                                            (Predecessor I)
                          ------------------------------------------------------
Reserve for doubtful ac-
 counts.................    $2,551     $1,234    $ --      $  617       $3,168
                                                           $ (760)(*)
Reserve self-insurance..    $1,408     $  559    $ --      $ (199)      $1,008
Reserve for environmen-
 tal expenses...........    $  200     $  --     $--       $  --        $  200
--------
(*) Reserve Balance spun off from Transgas at acquisition.

                                  For the Year Ended December 31, 1998
                          ------------------------------------------------------
                                            (Predecessor I)
                          ------------------------------------------------------
Reserve for doubtful ac-
 counts.................    $3,203     $  654    $ --      $1,306       $2,551
Reserve self-insurance..    $1,593     $  237    $ --      $  422       $1,408
Reserve for environmen-
 tal expenses...........    $  707     $  --     $ --      $  507       $  200