Form 10-Q
period 2001-03-31
COLONIAL GAS CO
filed 2001-05-15
CIK 60653

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549



          (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended             March 31, 2001
                                          ---------------------------------

                                       OR

         (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the transition period from __________________ to _____________

                         Commission File Number 0-10007
                                                -------

                              COLONIAL GAS COMPANY
                    D/B/A KEYSPAN ENERGY DELIVERY NEW ENGLAND
         ------------------------------------------------------------
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

Yes  X    No
    ---      ---

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

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

Company or group of companies for which report is filed:

COLONIAL GAS COMPANY ("Company")

CONSOLIDATED STATEMENTS OF EARNINGS
-----------------------------------

                                                   (In Thousands)
                                                 Three Months Ended
                                               March 31,     March 31,
                                                 2001          2000
                                               ---------     ---------
                                                           (Predecessor)

OPERATING REVENUES                              $122,048      $86,335
   Cost of gas sold                               79,367       44,841
                                                --------      -------
   Operating Margin                               42,681       41,494
                                                --------      -------

OPERATING EXPENSES:
   Operations                                      6,069        4,435
   Maintenance                                       949        1,050
   Depreciation and amortization                   3,870        5,784
   Amortization of goodwill                        2,334        1,506
   Income taxes                                    9,129        9,811
   Taxes, other than income                        1,463        1,665
                                                --------      -------
   Total Operating Expenses                       23,814       24,251
                                                --------      -------
OPERATING EARNINGS                                18,867       17,243

OTHER EARNINGS (LOSS), NET                           (92)         (51)
                                                --------      -------

EARNINGS BEFORE INTEREST EXPENSE                  18,775       17,192
                                                --------      -------

INTEREST EXPENSE:
   Long-term debt                                  2,116        2,133
   Other, including amortization
   of debt expense                                 4,207        1,379
   Less - Interest during construction               (22)         (15)
                                                --------      -------
   Total Interest Expense                          6,301        3,497
                                                --------      -------

NET EARNINGS                                    $ 12,474      $13,695
                                                ========      =======

COMMON STOCK DIVIDENDS                          $      -      $ 6,039
                                                ========      =======

The accompanying notes are an integral part of these consolidated financial statements.

                                                                       FORM 10-Q
                                                                          Page 3

COLONIAL GAS COMPANY
--------------------

CONSOLIDATED BALANCE SHEETS
---------------------------

                                                        (In Thousands)

                                             March 31,  March 31,  December 31,
                                               2001       2000         2000
                                             ---------  ---------  ------------
                                                      (Predecessor)

ASSETS

GAS PLANT, at cost                           $ 395,343  $ 390,447    $ 394,509
   Construction work-in-progress                11,557      6,080        7,751
   Less-Accumulated depreciation              (123,595)  (115,593)    (119,564)
                                             ---------  ---------    ---------
       Net plant                               283,305    280,934      282,696
                                             ---------  ---------    ---------

CURRENT ASSETS:

   Cash and cash equivalents                     6,090        220          124
   Accounts receivable, less reserves
     of $4,420 and $3,149 at
     March 31, 2001 and 2000,
     respectively, and $2,964 at
     December 31, 2000                          50,972     31,918       24,285
   Accounts receivable - affiliates                 87          -        5,235
   Accrued utility revenue                      20,800     11,033       22,414
   Unbilled gas costs receivable                37,509      1,076       33,550
   Natural gas and other inventories             4,086      4,197       13,246
   Materials and supplies                        1,511      2,359        1,709
   Prepaid expenses                                170        171          262
                                             ---------  ---------    ---------
       Total Current Assets                    121,225     50,974      100,825
                                             ---------  ---------    ---------

OTHER ASSETS:

   Goodwill, net of amortization               369,516    237,624      371,850
   Deferred charges and other assets             4,345      5,018        4,077
                                             ---------  ---------    ---------
       Total Other Assets                      373,861    242,642      375,927
                                             ---------  ---------    ---------

TOTAL ASSETS                                 $ 778,391  $ 574,550    $ 759,448
                                             =========  =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

                                                                       FORM 10-Q
                                                                          Page 4


COLONIAL GAS COMPANY
--------------------

Consolidated Balance Sheets
---------------------------

                                                            (In Thousands)

                                             March 31,   March 31,  December 31,
                                               2001        2000         2000
                                             ---------   ---------  ------------
                                                       (Predecessor)

CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
  Common stockholder's investment-
    Common stock, $1 par value-
      Authorized and outstanding-100 shares
      at March 31, 2001 and 2000 and
      December 31, 1999                      $      -    $      -     $      -
  Amounts in excess of par value              203,558     225,667      203,558
  Retained earnings                            19,330       7,885        6,856
                                             --------    --------     --------
    Total common stockholder's investment 222,888 233,552 210,414 Long-term obligations, less current
    portion                                   120,484     121,021      120,621
                                             --------    --------     --------
    Total Capitalization                      343,372     354,573      331,035
ADVANCE FROM KEYSPAN                          250,000           -      250,000
ADVANCES FROM EASTERN                               -     100,000            -
                                             --------    --------     --------
Total Capitalization and advances             593,372     454,573      581,035
                                             --------    --------     --------

CURRENT LIABILITIES:
  Current portion of long-term obligations        384         646          572
  Notes payable-utility pool                   47,327           -       47,209
  Notes payable-utility pool gas
    inventory financing                         5,995           -       19,216
  Notes payable                                     -      24,000            -
  Gas inventory financing                           -       5,001            -
  Accounts payable                             34,242      15,459       38,765
  Accounts payable-affiliates                  17,671       2,055        6,486
  Accrued income taxes                          2,167      10,755          291
  Accrued interest                             10,597       2,314        4,263
  Customer deposits                               717         631          738
  Refunds due customers                         1,318       4,057        2,681
  Dividend payable-parent company                   -       6,039            -
  Other                                         1,248         659          781
                                             --------    --------     --------
     Total Current Liabilities                121,666      71,616      121,002
                                             --------    --------     --------

RESERVES AND DEFERRED CREDITS:
  Deferred income taxes                        42,375      31,935       36,641
  Unamortized investment tax credits            2,554       2,759        2,605
  Postretirement benefits obligation            6,263       5,209        5,972
  Other                                        12,161       8,458       12,193
                                             --------    --------     --------
    Total Reserves and Deferred Credits        63,353      48,361       57,411
                                             --------    --------     --------

TOTAL CAPITALIZATION AND LIABILITIES         $778,391    $574,550     $759,448
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

                                                                       FORM 10-Q
                                                                          Page 5


COLONIAL GAS COMPANY
--------------------

Consolidated Statements of Cash Flows
-------------------------------------
                                                          (In Thousands)

                                                    For the Three Months Ended
                                                    --------------------------
                                                      March 31      March 31
                                                        2001          2000
                                                      --------      --------
                                                                 (Predecessor)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                       $ 12,474      $ 13,695
   Adjustments to reconcile net earnings to
     cash provided by operating activities:
     Depreciation and amortization                       6,204         7,500
     Deferred taxes                                      5,734          (341)
     Other changes in assets and liabilities:
       Accounts receivable                             (21,539)      (15,931)
       Accrued utility revenue                           1,614        (2,959)
       Accounts payable-affiliates                      11,185       (15,861)
       Unbilled gas costs receivable                    (3,959)       12,727
       Inventories                                       9,358         7,302
       Accounts payable                                 (4,523)       (1,119)
       Federal and state income taxes                    1,876        14,937
       Refunds due customers                            (1,363)       (1,274)
       Other                                             6,863          (777)
                                                      --------      --------
Cash provided by operating activities                   23,924        17,899
                                                      --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures, net of retirements             (4,855)       (3,060)
                                                      --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Change in notes payable                                 118        (5,000)
   Change in inventory financing                       (13,221)      (10,008)
                                                      --------      --------
Cash used for financing activities                     (13,103)      (15,008)
                                                      --------      --------

Increase (decrease) in cash and cash
   equivalents                                           5,966          (169)

Cash and cash equivalents at beginning
of period                                                  124           389
                                                      --------      --------

Cash and cash equivalents at end of period            $  6,090      $    220
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

                                 MARCH 31, 2001
                                 --------------


1.   ACCOUNTING POLICIES AND OTHER INFORMATION
     -----------------------------------------

     General
     -------

     The Company is a wholly-owned subsidiary of Eastern Enterprises ("Eastern") and an indirect wholly-owned subsidiary of KeySpan Corporation ("KeySpan"). The consolidated financial statements include the accounts of the Company and its affiliate, Massachusetts Fuel Inventory Trust (through December 31,
     2000). All material intercompany balances and transactions between the Company and its subsidiary have been eliminated in consolidation.

     It is the Company's opinion that the financial information contained in this report reflects all adjustments necessary to present a fair statement of results for the periods reported. All of these adjustments are of a normal recurring nature. Results for the periods are not necessarily indicative of results to be expected for the year, due to the seasonal nature of the Company's operations. All accounting policies have been applied in a manner consistent with prior periods, except for the method of accounting for depreciation and property taxes during interim periods as discussed in "Interim Period Depreciation and Property Tax Accounting". Such financial information is subject to year-end adjustments and annual audit by independent public accountants.

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

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q. Therefore these interim financial statements should be read in conjunction with the Company's 2000 Annual Report filed on Form 10-K with the Securities and Exchange Commission.

     MERGER
     ------

     On November 8, 2000, KeySpan acquired all the common stock of Eastern for $64.56 per share in cash. The transaction was accounted for using the purchase method of accounting for business combinations. The purchase price was allocated to the net assets acquired of Eastern and its subsidiaries based upon their fair value. The historical cost basis of the Company's assets and liabilities, with minor exceptions, was determined to represent fair value due to the existence of regulatory-approved rate plans that are based upon the recovery of historical costs and a fair return thereon. The allocation of the purchase price remains subject to adjustment upon final valuation of certain acquired balances of the Company. Under push-down accounting, the excess of the purchase price over the fair value of the Company's net assets acquired, or goodwill, of approximately

                                                                       FORM 10-Q
                                                                          Page 7



     $139 million has been recorded as an asset and is being amortized over a period of 40 years. The push-down accounting resulted in a decrease to equity of $9 million, net of fair value adjustments of $2 million, and the recording of a $250 million advance from KeySpan, $100 million of which was previously advanced from Eastern.

     SEASONAL ASPECT
     ---------------

     The amount of the Company's natural gas firm throughput for purposes of space heating is directly related to temperature conditions. Consequently, there is less gas throughput during the summer months than during the winter months. In addition, under its seasonal rate structure, the rates charged to customers during November through April are higher than those charged during May through October.

     INTERIM PERIOD DEPRECIATION AND PROPERTY TAX ACCOUNTING
     -------------------------------------------------------

     To be consistent with KeySpan accounting policies, the Company charges annual depreciation and property tax expense on an estimated basis equally throughout the year. In prior years, the Company charged depreciation and property tax expense in an amount equal to the percentage of the annual volume of firm gas throughput projected for the month, applied to the estimated annual depreciation and property tax expense.

     WORKFORCE REDUCTION PROGRAM
     ---------------------------

     As a result of the KeySpan merger, the Company has implemented a severance program in an effort to reduce is workforce. In 2000, the Company recorded a merger-related liability of $1.7 million associated with this severance program. During the first quarter of 2001, payments approximating $.2 million were made under this program.

     Reclassifications
     -----------------

     Certain prior quarter financial statement amounts have been reclassified for consistent presentation with the current year.

                                                                       FORM 10-Q
                                                                          Page 8


     ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     ------------------------------------------------------------------------
     RESULTS OF OPERATIONS:
     ----------------------

     RESULTS OF OPERATIONS

     Net earnings for the first quarter of 2001 were $12.5 million, a decrease of $1.2 million, or 8.9%, from the first quarter of 2000. Weather was 4% colder than normal and 5% colder than 2000.

     Operating revenues in the first quarter of 2001 increased $36 million, or 41%, principally due to increased gas costs and the colder weather.

     Operating margin increased $1.2 million, or 2.9%, principally due to the colder weather and customer growth.

     Operations and maintenance expenses increased $1.5 million, due to a higher provision for bad debts due to higher gas costs and increased employee benefit related costs.

     Depreciation and property taxes decreased $1.9 million and $.2 million, respectively, due to the modification in the method of recording these expenses within the year as discussed under "Interim Period Depreciation and Property Tax Accounting".

     The first quarter of 2001 reflects increased amortization of goodwill of $.8 million and higher interest and debt issuance costs of $3.0 million associated with the additional $150 million advance from KeySpan.

     FORWARD-LOOKING INFORMATION

     This report and other Company reports and statements issued or made from time to time contain certain "forward-looking statements" concerning projected future financial performance, expected plans or future operations. The Company cautions that actual results and developments may differ materially from such projections or expectations.

     Investors should be aware of important factors that could cause actual results to differ materially from the forward-looking projections or expectations. These factors include, but are not limited to: the effect of strategic initiatives on earnings and cash flow, the impact of any merger-related activities, the ability to successfully integrate operations, temperatures above or below normal, changes in economic conditions, including interest rates and fuel prices, regulatory and court decisions, developments with respect to previously-disclosed environmental liabilities and such other factors detailed from time to time in reports filed by the Company with the SEC. Most of these factors are difficult to predict accurately and are generally beyond the control of the Company.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company believes that projected cash flow from operations, in combination with currently available resources, is sufficient to meet 2001 capital expenditures, working capital requirements, dividend payments and normal debt repayments.

                                                                       FORM 10-Q
                                                                          Page 9


     The Company expects capital expenditures for 2001 to be approximately $25 million. Capital expenditures will be primarily for system expansion associated with customer growth and improvements to the delivery infrastructure.

                                                                       FORM 10-Q
                                                                         Page 10


                           PART II. OTHER INFORMATION
                           --------------------------



ITEM 1.  LEGAL PROCEEDINGS
--------------------------

     None.


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


                                             Colonial Gas Company
                                    D/B/A KEYSPAN ENERGY DELIVERY NEW ENGLAND
                                    -----------------------------------------
                                                 (Registrant)



                                               Joseph F. Bodanza
                                    -----------------------------------------
                                        J.F. Bodanza, Senior Vice President
                                    Finance, Accounting and Regulatory Affairs
                                   (Principal Financial and Accounting Officer)



Dated: May 15, 2001
       ------------