Form 10-Q
period 2001-06-30
COLONIAL GAS CO
filed 2001-08-14
CIK 60653

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549



         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended             June 30, 2001
                                           --------------------------------

                                      OR

         [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to ____________

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

                         PART I.  FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

Company or group of companies for which report is filed:

COLONIAL GAS COMPANY ("Company")

CONSOLIDATED STATEMENTS OF EARNINGS
-----------------------------------
                                                                   (In Thousands)

                                         For the Three Months Ended               For the Six Months Ended
                                         --------------------------               ------------------------
                                         June 30,          June 30,               June 30,        June 30,
                                           2001              2000                   2001            2000
                                         -------           -------                --------        --------
                                                        (Predecessor)                          (Predecessor)
OPERATING REVENUES                       $42,185           $26,718                $164,233        $113,053
  Cost of gas sold                        28,431            12,765                 107,798          57,595
                                         -------           -------                --------        --------
  Operating Margin                        13,754            13,953                  56,435          55,458
                                         -------           -------                --------        --------

OPERATING EXPENSES:
  Operations                               7,278             5,696                  13,347          10,143
  Maintenance                                810               811                   1,759           1,861
  Depreciation and amortization            3,631             2,610                   7,501           8,394
  Amortization of goodwill                 2,334             1,506                   4,668           3,012
  Income taxes                            (1,896)              (38)                  7,233           9,773
  Taxes, other than income                 1,018               989                   2,481           2,654
                                         -------           -------                --------        --------
  Total Operating Expenses                13,175            11,574                  36,989          35,837
                                         -------           -------                --------        --------
OPERATING EARNINGS                           579             2,379                  19,446          19,621

OTHER EARNINGS (LOSS), NET                    21               115                     (71)             64
                                         -------           -------                --------        --------

EARNINGS BEFORE INTEREST EXPENSE             600             2,494                  19,375          19,685
                                         -------           -------                --------        --------

INTEREST EXPENSE:
  Long-term debt                           2,133             2,133                   4,249           4,266
  Other, including amortization
  of debt expense                          4,290             1,945                   8,496           3,323
  Less - Interest during construction        (46)              (19)                    (67)            (34)
                                         -------           -------                --------        --------
  Total Interest Expense                   6,377             4,059                  12,678           7,555
                                         -------           -------                --------        --------

NET EARNINGS (LOSS)                      $(5,777)          $(1,565)               $  6,697        $ 12,130
                                         =======           =======                ========        ========

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL GAS COMPANY
--------------------

CONSOLIDATED BALANCE SHEETS
---------------------------

                                                                            (In Thousands)

                                                                  June 30,        June 30,       December 31,
                                                                    2001            2000             2000
                                                                 -----------     -----------     ------------
                                                                                (Predecessor)
ASSETS
GAS PLANT, at cost                                                 $ 399,191       $ 390,746        $ 394,509
  Construction work-in-progress                                       13,685           9,168            7,751
  Less-Accumulated depreciation                                     (127,041)       (118,365)        (119,564)
                                                                 -----------     -----------     ------------
       Net plant                                                     285,835         281,549          282,696
                                                                 -----------     -----------     ------------

CURRENT ASSETS:

  Cash and cash equivalents                                              153             207              124
  Accounts receivable, less reserves of $4,500 and
    $3,524 at June 30, 2001 and 2000, respectively, and
    $2,964 at December 31, 2000                                       26,636          16,876           24,285
  Accounts receivable - affiliates                                    13,756           3,933            5,235
  Accrued utility revenue                                              3,562           1,478           22,414
  Unbilled gas costs receivable                                       28,174          12,708           33,550
  Natural gas and other inventories                                   14,655           8,682           13,246
  Materials and supplies                                               1,677           2,401            1,709
  Prepaid expenses                                                        71             225              262
                                                                 -----------     -----------     ------------
       Total Current Assets                                           88,684          46,510          100,825
                                                                 -----------     -----------     ------------

OTHER ASSETS:

  Goodwill, net of amortization                                      367,183         236,073          371,850
  Deferred charges and other assets                                    4,527           5,777            4,077
                                                                 -----------     -----------     ------------
       Total Other Assets                                            371,710         241,850          375,927
                                                                 -----------     -----------     ------------

TOTAL ASSETS                                                       $ 746,229       $ 569,909        $ 759,448
                                                                 ===========     ===========     ============

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL GAS COMPANY
--------------------

Consolidated Balance Sheets
---------------------------

                                                                                    (In Thousands)

                                                                        June 30,       June 30,      December 31,
                                                                          2001           2000            2000
                                                                       ----------     ----------     ------------
                                                                                    (Predecessor)
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
 Common stockholder's investment--Common stock,
   $1 par value--Authorized and outstanding 100 shares                   $      -       $      -         $      -
 Amounts in excess of par value                                           253,558        225,667          203,558
 Retained earnings                                                         13,553          6,321            6,856
                                                                       ----------     ----------     ------------
   Total common stockholder's investment                                  267,111        231,988          210,414
 Long-term obligations, less current portion                              120,621        121,021          120,621
                                                                       ----------     ----------     ------------
   Total Capitalization                                                   387,732        353,009          331,035
                                                                       ----------     ----------     ------------
ADVANCE FROM KEYSPAN                                                      200,000              -          250,000
ADVANCE FROM EASTERN                                                            -        100,000                -
                                                                       ----------     ----------     ------------
Total Capitalization and advances                                         587,732        453,009          581,035
                                                                       ----------     ----------     ------------

CURRENT LIABILITIES:
  Current portion of long-term obligations                                    247            646              572
  Notes payable - utility pool                                             21,204              -           47,209
  Notes payable-utility pool gas inventory financing                       12,560              -           19,216
  Notes payable                                                                 -         30,300                -
  Gas inventory financing                                                       -          7,038                -
  Accounts payable                                                         19,257         14,486           38,765
  Accounts payable-affiliates                                              15,369              -            6,486
  Accrued income taxes                                                      6,512          7,590              291
  Accrued interest                                                         16,587          3,064            4,263
  Customer deposits                                                           667            643              738
  Refunds due customers                                                       731          3,591            2,681
  Other                                                                       943            671              781
                                                                       ----------     ----------     ------------
     Total Current Liabilities                                             94,077         68,029          121,002
                                                                       ----------     ----------     ------------

RESERVES AND DEFERRED CREDITS:
  Deferred income taxes                                                    42,856         32,815           36,641
  Unamortized investment tax credits                                        2,503          2,708            2,605
  Postretirement benefits obligation                                        6,551          5,297            5,972
  Other                                                                    12,510          8,051           12,193
                                                                       ----------     ----------     ------------
    Total Reserves and Deferred Credits                                    64,420         48,871           57,411
                                                                       ----------     ----------     ------------

TOTAL CAPITALIZATION AND LIABILITIES                                     $746,229       $569,909         $759,448
                                                                       ==========     ==========     ============

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL GAS COMPANY
-------------------------------------
Consolidated Statements of Cash Flows
-------------------------------------
                                                                   (In Thousands)

                                                               For the Six Months Ended
                                                               -------------------------
                                                                June 30,       June 30,
                                                                  2001           2000
                                                               ----------     ----------
                                                                     (Predecessor)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                  $  6,697       $ 12,130
   Adjustments to reconcile net earnings to
     cash provided by operating activities:
     Depreciation and amortization                                 12,169         11,780
     Deferred taxes                                                 6,215            539
     Other changes in assets and liabilities:
       Accounts receivable                                        (10,872)          (889)
       Accrued utility revenue                                     18,852         11,522
       Unbilled gas costs receivable                                5,376         (3,831)
       Inventories                                                 (1,377)         2,775
       Accounts payable                                           (19,508)        (2,092)
       Accounts payable--affiliates                                 8,883        (21,849)
       Federal and state income taxes                               6,221         11,772
       Accrued Interest                                            12,324           (277)
       Refunds due customers                                       (1,950)        (1,740)
       Other                                                          (71)          (720)
                                                               ----------     ----------
Cash provided by operating activities                              42,959         19,120
                                                               ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures, net of retirements                       (10,269)        (6,592)
                                                               ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash dividends paid on common stock                                  -         (6,039)
   Change in equity                                                50,000              -
   Change in advance from KeySpan                                 (50,000)             -
   Change in notes payable                                        (26,005)         1,300
   Change in inventory financing                                   (6,656)        (7,971)
                                                               ----------     ----------
Cash used for financing activities                                (32,661)       (12,710)
                                                               ----------     ----------

INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                                           29           (182)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      124            389
                                                               ----------     ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $    153       $    207
                                                               ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.

                              COLONIAL GAS COMPANY
                              --------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                 JUNE 30, 2001
                                 -------------



ITEM 1. ACCOUNTING POLICIES AND OTHER INFORMATION
        -----------------------------------------

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

Effective June 30, 2001, an additional $50 million was added to equity by KeySpan, The Company, in turn, paid down the advance from KeySpan.


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


INTERIM PERIOD DEPRECIATION AND PROPERTY TAX ACCOUNTING
-------------------------------------------------------

To be consistent with KeySpan accounting policies, the Company, beginning in 2001, charges annual depreciation and property tax expense on an estimated basis equally throughout the year. In prior years, the Company charged depreciation and property tax expense in an amount equal to the percentage of the annual volume of firm gas throughput projected for the month, applied to the estimated annual depreciation and property tax expense.


WORKFORCE REDUCTION PROGRAM
---------------------------

As a result of the KeySpan merger, the Company implemented a severance program in an effort to reduce is workforce. In 2000, the Company recorded a merger-related liability of $1.7 million associated with this severance program. During the second quarter of 2001, payments approximating $0.2 million were made under this program.


RECLASSIFICATIONS
-----------------

Certain prior quarter financial statement amounts have been reclassified for consistent presentation with the current year.


RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

On July 20, 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". The key concepts from the two interrelated Statements include mandatory use of the purchase method of accounting for business combinations, discontinuance of goodwill amortization, a revised framework for testing goodwill impairment at a "reporting unit" level, and new criteria for the identification and potential amortization of other intangible assets.

The Business Combination Statement is generally effective for combinations after June 30, 2001. The Statement of Goodwill and Other Intangible Assets is effective for the fiscal years beginning after December 15, 2001, however, for business combinations consummated after June 30, 2001, the requirements to discontinue goodwill amortization are effective upon issuance of the Statements. The first part of the annual impairment test is to be performed within six months of adopting the Statement on Goodwill and Other Intangible Assets.

We are currently evaluating the impact that these Statements will have on our operations. We are currently amortizing goodwill of approximately $15 million on an annual basis. As noted, effective January 1, 2002, goodwill will no longer be subject to amortization, but instead will be tested for impairment.

In July of 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the long-lived asset. Over time the liability is accreted to its then present value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2001, with earlier application encouraged. We are currently evaluating the impact, if any, that this Statement may have on our results of operations.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-----------------------------------------------------------------------
RESULTS OF OPERATIONS:
----------------------

RESULTS OF OPERATIONS

SECOND QUARTER

The seasonal net loss for the second quarter of 2001 was $5.8 million, an increase of $4.2 million, from the first quarter of 2000. Weather was 7% warmer than normal and 13% warmer than 2000.

Operating revenues in the second quarter of 2001 increased $15.5 million, principally due to higher gas prices.

Operating margin was virtually unchanged from the corresponding quarter in 2000.

Operations and maintenance expenses increased $1.6 million, due to a higher provision for bad debts due to the higher gas prices and increased employee benefit costs.

Depreciation and property taxes increased $1.0 million and $0.3 million, respectively, principally due to the modification of recording these expenses within the year as discussed under "Interim Period Depreciation and Property Tax Accounting".

The second quarter of 2001 reflects increased amortization of goodwill of $0.8 million and higher interest and amortization of debt issuance costs of $3.0 million associated with the additional advance from KeySpan.

YEAR-TO-DATE

Net earnings for the first six months of 2001 were $6.7 million, a decrease of $5.4 million, from the same period last year. Weather was 1.6% colder than normal and slightly colder than 2000.

Operating revenues in the first six months of 2001 increased $51.2 million, principally due to higher gas prices and the colder weather.

Operating margin increased $1.0 million, or 1.8%, principally due to customer growth and the colder weather.

Operations and maintenance expenses increased $3.1 million, principally due to a higher provision for bad debts due to the higher gas prices and increased employee benefit costs.

Depreciation and property taxes decreased $0.9 million and $0.2 million, respectively, principally due to the modification in the method of recording these expenses within the year as discussed under "Interim Period Depreciation and Property Tax Accounting".

The first six months of 2001 reflects increased amortization of goodwill of $1.7 million and higher interest and amortization of debt issuance costs of $6.0 million associated with the additional advance from KeySpan.


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


LIQUIDITY AND CAPITAL RESOURCES

The Company believes that projected cash flow from operations, in combination with currently available resources, is sufficient to meet 2001 capital expenditures, working capital requirements, dividend payments and debt repayments.

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



                                              Colonial Gas Company
                                   D/B/A KEYSPAN ENERGY DELIVERY NEW ENGLAND
                                   -----------------------------------------
                                                 (Registrant)



                                               Joseph F. Bodanza
                                   ------------------------------------------
                                      J.F. Bodanza, Senior Vice President
                                    Finance, Accounting and Regulatory Affairs
                                   (Principal Financial and Accounting Officer)



Dated:    August 14, 2001
      ------------------------