Form 10-Q
period 2001-09-30
COLONIAL GAS CO
filed 2001-11-14
CIK 60653

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001
                                               ------------------

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the transition period from                    to
                                      ------------------    -------------

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


                                  617-723-5512
               --------------------------------------------------
              (Registrant's telephone number, including area code)


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

                                                                       FORM 10-Q
                                                                          PAGE 2

                         PART I.  FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

Company or group of companies for which report is filed:

COLONIAL GAS COMPANY ("Company")

CONSOLIDATED STATEMENTS OF EARNINGS
-----------------------------------------


                                                                  (In Thousands)

                                                       For the                         For the
                                                  Three Months Ended               Nine Months Ended
                                                  ------------------               -----------------
                                             September 30,    September 30,   September 30,   September 30,
                                                  2001            2000            2001            2000
                                                 -------        --------        --------        --------
                                                              (Predecessor)                   (Predecessor)
OPERATING REVENUES                               $19,482        $ 16,222        $183,716        $129,275
  Cost of gas sold                                12,919           9,568         120,717          67,161
                                                 -------        --------        --------        --------
  Operating Margin                                 6,563           6,654          62,998          62,114
                                                 -------        --------        --------        --------

OPERATING EXPENSES:
  Operations                                       6,427           6,395          19,775          16,660
  Maintenance                                        749             783           2,508           2,645
  Depreciation and amortization                    3,643           1,746          11,143          10,515
  Amortization of goodwill                         2,334           1,506           7,001           4,518
  Income taxes                                    (4,598)         (5,630)          2,635           4,143
  Taxes, other than income                         1,071             776           3,553           3,428
  Restructuring Charge                                 -           7,000               -           7,000
                                                 -------        --------        --------        --------
  Total Operating Expenses                         9,626          12,576          46,615          48,909
                                                 -------        --------        --------        --------
OPERATING EARNINGS (LOSS)                         (3,064)         (5,922)         16,384          13,205

OTHER EARNINGS (LOSS), NET                            (4)           (280)            (75)            278
                                                 -------        --------        --------        --------

EARNINGS (LOSS) BEFORE INTEREST EXPENSE           (3,068)         (6,202)         16,309          13,483
                                                 -------        --------        --------        --------

INTEREST EXPENSE:
  Long-term debt                                   2,133           2,133           6,382           6,400
  Other, including amortization
    of debt expense                                4,050           1,916          12,546           5,239
  Less - Interest during construction                (22)            (22)            (90)            (57)
                                                 -------        --------        --------        --------
  Total Interest Expense                           6,161           4,027          18,838          11,582
                                                 -------        --------        --------        --------

NET EARNINGS (LOSS)                              $(9,227)       $(10,229)       $ (2,530)       $  1,901
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

                                                                       FORM 10-Q
                                                                          PAGE 3

COLONIAL GAS COMPANY
--------------------

CONSOLIDATED BALANCE SHEETS
---------------------------


                                                    (In Thousands)
                                       September 30, September 30, December 31,
                                           2001         2000          2000
                                       -----------  -----------  ------------
                                                   (Predecessor)
ASSETS
GAS PLANT, at cost                      $ 401,290   $ 387,423   $ 394,509
  Construction work-in-progress            17,292      10,756       7,751
  Less-Accumulated depreciation          (130,518)   (120,522)   (119,564)
                                        ---------   ---------   ---------
       Net plant                          288,064     277,657     282,696
                                        ---------   ---------   ---------


CURRENT ASSETS:

  Cash and cash equivalents                   151         204         124
  Accounts receivable, less reserves
    of $3,779 and $2,900 at
    September 30, 2001 and 2000,
    respectively, and $2,964 at
    December 31, 2000                      11,884       5,509      24,285
  Accounts receivable - affiliates          8,449      13,181       5,235
  Accrued utility revenue                   2,806       2,051      22,414
  Unbilled gas costs receivable            29,289      19,621      33,550
  Natural gas and other inventories        20,960      18,185      13,246
  Materials and supplies                    1,575       2,272       1,709
  Prepaid expenses                            162         389         262
                                        ---------   ---------   ---------
       Total Current Assets                75,276      61,412     100,825
                                        ---------   ---------   ---------

OTHER ASSETS:

  Goodwill, net of amortization           364,849     234,713     371,850
  Deferred charges and other assets         4,430       4,821       4,077
                                        ---------   ---------   ---------
       Total Other Assets                 369,279     239,534     375,927
                                        ---------   ---------   ---------

TOTAL ASSETS                            $ 732,619   $ 578,603   $ 759,448
                                        =========   =========   =========

The accompanying notes are an integral part of these consolidated financial statements.

                                                                       FORM 10-Q
                                                                          PAGE 4


COLONIAL GAS COMPANY
--------------------

CONSOLIDATED BALANCE SHEETS
---------------------------

                                                                        (In Thousands)

                                                          September 30,  September 30,   December 31,
                                                               2001          2000            2000
                                                           -----------    -----------    ------------
                                                                         (Predecessor)
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
 Common stockholder's investment -
   Common stock, $1 par value -
   Authorized and outstanding - 100 shares                   $      -       $      -       $      -
 Amounts in excess of par value                               253,558        225,667        203,558
 Retained earnings                                              4,326          3,909          6,856
                                                             --------       --------       --------
   Total common stockholder's investment                      257,884        221,758        210,414
 Long-term obligations, less current portion                  120,620        120,620        120,621
                                                             --------       --------       --------
   Total Capitalization                                       378,504        342,378        331,035
                                                             --------       --------       --------
ADVANCE FROM KEYSPAN                                          200,000              -        250,000
ADVANCE FROM EASTERN                                                -        100,000              -
                                                             --------       --------       --------
Total Capitalization and advances                             578,504        442,378        581,035
                                                             --------       --------       --------

CURRENT LIABILITIES:
  Current portion of long-term obligations                        247            573            572
  Notes payable - utility pool                                 24,554              -         47,209
  Notes payable-utility pool gas inventory financing           19,394              -         19,216
  Notes payable                                                     -         45,800              -
  Gas inventory financing                                           -         15,020              -
  Accounts payable                                             21,724         16,033         38,765
  Accounts payable-affiliates                                   1,988              -          6,486
  Accrued income taxes                                            121          1,087            291
  Accrued interest                                             18,947          2,667          4,263
  Customer deposits                                               596            632            738
  Refunds due customers                                           528          3,361          2,681
  Other                                                         1,774            597            781
                                                             --------       --------       --------
     Total Current Liabilities                                 89,873         85,770        121,002
                                                             --------       --------       --------

RESERVES AND DEFERRED CREDITS:
  Deferred income taxes                                        41,938         34,271         36,641
  Unamortized investment tax credits                            2,453          2,656          2,605
  Postretirement benefits obligation                            6,844          5,436          5,972
  Other                                                        13,007          8,092         12,193
                                                             --------       --------       --------
    Total Reserves and Deferred Credits                        64,242         50,455         57,411
                                                             --------       --------       --------

TOTAL CAPITALIZATION AND LIABILITIES                         $732,619       $578,603       $759,448
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

                                                                       FORM 10-Q
                                                                          PAGE 5


COLONIAL GAS COMPANY
--------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------

                                                               (In Thousands)
                                                          For the Nine Months Ended
                                                          -------------------------
                                                         September 30,   September 30,
                                                            2001            2000
                                                          --------        --------
                                                                        (Predecessor)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings (loss)                                      $ (2,530)       $  1,901
   Adjustments to reconcile net earnings to
    cash provided by operating activities:
    Depreciation and amortization                             18,144          15,033
    Deferred taxes                                             5,297           1,995
    Other changes in assets and liabilities:
     Accounts receivable                                      12,401          10,478
     Accounts receivable-affiliates                           (3,214)        (13,181)
     Accrued utility revenue                                  19,608           9,079
     Unbilled gas costs receivable                             4,261          (8,874)
     Inventories                                              (7,580)         (6,599)
     Accounts payable                                        (17,041)           (545)
     Accounts payable affiliates                              (4,498)        (17,916)
     Federal and state income taxes                             (170)          1,087
     Accrued Interest                                         14,684            (269)
     Refunds due customers                                    (2,153)         (1,982)
     Other                                                     2,131           9,378
                                                            --------        --------
Cash provided by (used for) operating activities              39,340            (415)
                                                            --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures, net of retirements                  (16,836)        (10,067)
                                                            --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash dividends paid on common stock                             -          (6,039)
   Change in equity                                           50,000               -
   Change in advance from KeySpan                            (50,000)              -
   Change in notes payable                                   (22,655)         16,800
   Change in inventory financing                                 178              11
   Retirement of long-term debt, including premiums                -            (475)
                                                            --------        --------
Cash provided by (used for) financing activities             (22,477)         10,297
                                                            --------        --------

   INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               27            (185)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 124             389
                                                            --------        --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $    151        $    204
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

                                                                       FORM 10-Q
                                                                          PAGE 6


                              COLONIAL GAS COMPANY
                              --------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                               September 30, 2001
                               ------------------



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

     MERGER
     ------

     On November 8, 2000, KeySpan acquired the common stock of Eastern for $64.56 per share in cash. The transaction was accounted for using the purchase method of accounting for business combinations. The purchase price was allocated to the net assets acquired of Eastern and its subsidiaries based upon their fair value. The historical cost basis of the Company's assets and liabilities, with minor exceptions, was determined to represent fair value due to the existence of regulatory-approved rate plans that are based upon the recovery of historical costs and a fair return thereon. The allocation of the purchase price remains subject to adjustment upon final valuation of certain acquired balances of the Company. Under push-down accounting, the excess of the purchase price over the

                                                                       FORM 10-Q
                                                                          PAGE 7

     fair value of the Company's net assets acquired, or goodwill, of approximately $139 million has been recorded as an asset and is being amortized over a period of 40 years. The push-down accounting resulted in a decrease to equity of $9 million, net of fair value adjustments of $2 million, and the recording of a $250 million advance from KeySpan, $100 million of which was previously advanced from Eastern.

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


     WORKFORCE REDUCTION PROGRAM
     ---------------------------

     As a result of the KeySpan merger, the Company implemented a severance program in an effort to reduce is workforce. In 2000, the Company recorded a merger-related liability of $1.7 million associated with this severance program. During the third quarter of 2001, payments approximating $.3 million were made under this program.

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

                                                                       FORM 10-Q
                                                                          PAGE 8


     combinations consummated after June 30, 2001, the requirements to discontinue goodwill amortization are effective upon issuance of the Statements. The first part of the annual impairment test is to be performed within six months of adopting the Statement on Goodwill and Other Intangible Assets.

     We are currently evaluating the impact that these Statements will have on our operations. We are currently amortizing goodwill of approximately $15 million on an annual basis. As noted, effective January 1, 2002, goodwill will no longer be subject to amortization, but instead will be tested annually for impairment.

     In July of 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the long-lived asset. Over time the liability is accreted to its then present value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. We are currently evaluating the impact, if any, that this Statement may have on our results of operations.



     ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     ----------------------------------------------------------------------
     RESULTS OF OPERATIONS:
     ----------------------

     RESULTS OF OPERATIONS

     THIRD QUARTER

     The seasonal net loss for the third quarter of 2001 was $9.2 million, a decrease of $1.0 million, from the third quarter of 2000.

     Operating revenues in the third quarter of 2001 increased $3.3 million, principally due to higher gas prices.

     Operating margin approximated the margin from the corresponding quarter in 2000.

     Operations and maintenance expenses were unchanged from the corresponding quarter in 2000.

     Depreciation and property taxes increased $1.9 million and $0.3 million, respectively, principally due to the modification of recording these expenses within the year as discussed under "Interim Period Depreciation and Property Tax Accounting".

     The third quarter of 2001 reflects increased amortization of goodwill of $0.8 million and higher interest and amortization of debt issuance costs of $2.4 million associated with the additional $100 million advance from KeySpan.

                                                                       FORM 10-Q
                                                                          PAGE 9

     YEAR-TO-DATE


     Net loss for the first nine months of 2001 was $2.5 million, compared to earnings of $1.9 million, from the same period last year. Weather was 1.4% colder than normal and 0.8% warmer than 2000.

     Operating revenues in the first nine months of 2001 increased $54 million, principally due to higher gas prices.

     Operating margin increased $0.9 million, or 1.4%, principally due to customer growth.

     Operations and maintenance expenses increased $3.0 million, principally due to a higher provision for bad debts associated with the higher gas prices and increased employee benefit costs.

     Depreciation and property taxes increased $0.6 million and $0.1 million, respectively, principally due to the modification in the method of recording these expenses within the year as discussed under "Interim Period Depreciation and Property Tax Accounting".

     The first nine months of 2001 reflects increased amortization of goodwill of $2.5 million and higher interest and amortization of debt issuance costs of $9.2 million associated with the additional $100 million advance from KeySpan.



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



Dated:    November 14, 2001
      --------------------------