Form 10-K405
period 2001-12-31
COLONIAL GAS CO
filed 2002-04-01
CIK 60653

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

      (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the transition period from       to

                         Commission File Number 0-10007

                              COLONIAL GAS COMPANY
                   D/B/A/ KEYSPAN ENERGY DELIVERY NEW ENGLAND
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

                                 Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X].

      Indicate the number of shares outstanding of the registrant's class of common stock as of March 1, 2002.

         All common stock, 100 shares, are held by Eastern Enterprises.

      The registrant meets the conditions set forth in General Instruction
(I)(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

                              COLONIAL GAS COMPANY

                                    FORM 10-K

                       Fiscal Year Ended December 31, 2001

                                TABLE OF CONTENTS

Item No.                                                                                      Page
--------                                                                                      ----
                                              PART I

 1.Business...................................................................................   1
   General....................................................................................   1
   Markets and Competition....................................................................   1
   Gas Throughput.............................................................................   2
   Gas Supply.................................................................................   2
   Regulation.................................................................................   3
   Seasonality and Working Capital............................................................   4
   Environmental Matters......................................................................   4
   Employees..................................................................................   4
 2.Properties.................................................................................   4
 3.Legal Proceedings..........................................................................   5
 4.Submission of Matters to a Vote of Security Holders........................................   5
   Glossary...................................................................................   6

                                              PART II

 5.Market for the Registrant's Common Equity and Related Stockholder Matters..................   7
 6.Selected Financial Data....................................................................   7
 7.Management's Discussion and Analysis of Financial Condition and Results of Operations......   7
7A.Quantitative and Qualitative Disclosure about Market Risk..................................   9
 8.Financial Statements and Supplementary Data................................................  10
 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......  10

                                             PART III

10.Directors and Executive Officers of the Registrant.........................................  11
11.Executive Compensation.....................................................................  11
12.Security Ownership of Certain Beneficial Owners and Management.............................  11
13.Certain Relationships and Related Transactions.............................................  11

                                              PART IV

14.Exhibits, Financial Statement Schedules and Reports on Form 8-K............................  12

                                     PART I

Item 1. Business.

General

      Colonial Gas Company D/B/A KeySpan Energy Delivery New England (the "Company"), a Massachusetts corporation formed in 1849, is engaged in the transportation and sale of natural gas to approximately 168,000 residential, commercial and industrial customers in 24 municipalities located northwest of Boston ("Merrimack Valley" area) and on Cape Cod.

      The Company is a wholly-owned subsidiary of Eastern Enterprises ("Eastern"). On November 8, 2000, KeySpan Corporation ("KeySpan") acquired all of the common stock of Eastern. The transaction was accounted for as a purchase, with KeySpan being the acquiring company. Previous to this transaction, Eastern had owned Colonial Gas since August 31, 1999. KeySpan is a registered holding company under the Public Utilities Holding Company Act ("PUCHA") of 1935, as amended. As a result, its activities, as well as certain activities of its subsidiaries, including, the Company, are regulated by the Securities and Exchange Commission under PUHCA.

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

      The Company provides local transportation services and gas supply to all customer classes. The Company's services are available on a firm and non-firm basis. Firm transportation service and sales are provided under rate tariffs and/or contracts filed with the Massachusetts Department of Telecommunications and Energy ("Department") that typically obligate the Company to provide service without interruption throughout the year. Non-firm transportation service and sales are generally provided to large commercial/industrial customers who can use gas or another energy source interchangeably. Non-firm services are provided through individually negotiated contracts and, in most cases, the price charged takes into account the price of the customer's alternative fuel.

      The Company offers unbundled services to all of its customers, who are allowed to purchase local transportation from the Company separately from the purchase of gas supply, which the customer may buy from third-party suppliers. The Company views these third-party suppliers as partners in marketing gas and increasing throughput and expects to work closely with them to facilitate the unbundling process and ensure a smooth transition, especially in the tracking and processing of transactions. The Company has also implemented programs to educate customers about the opportunity to purchase gas from third-party suppliers, while still relying on the utility for delivery. As of December 31, 2001, the Company had approximately 549 firm commercial and industrial transportation customers. Unbundled service to residential customers became available on November 1, 2000. While the migration of customers to transportation-only service will lower the Company's revenues, it has no impact on its operating earnings. The Company earns all of its margins on the local distribution of gas and none on the resale of the commodity itself.

Markets and Competition

      The Company competes with other fuel distributors, primarily oil dealers and electricity suppliers, throughout its service territory. Over the last four years, the Company has increased its market share in the total stationary energy market from 42% to 48%. This market share compares to the national level of approximately 44% and represents a growth opportunity for the Company. However, the future market share cannot be predicted with certainty and will depend on such factors as the price of competitive energy sources, the level of investment required and customer perception of relative value.

Gas Throughput

      The following table in BCF provides information with respect to the volumes of gas sold and transported by the Company during the three years 1999-2001.

                                                               Years Ended
                                                               -----------
                                                               December 31,
                                                               ------------
                                                          2001     2000     1999
                                                          ----     ----     ----
Residential .........................................     12.7     13.0     12.0
Commercial and industrial ...........................      6.5      7.4      6.8
                                                          ----     ----     ----
      Total sales ...................................     19.2     20.4     18.8
Transportation of customer-owned gas ................      2.7      3.8      6.4
                                                          ----     ----     ----
      Total throughput ..............................     21.9     24.2     25.2
                                                          ====     ====     ====
      Total firm throughput .........................     21.8     22.4     22.1
                                                          ====     ====     ====

      In 2001, residential customers comprised 89% of the Company's customer base, while commercial and industrial establishments accounted for the remaining 11%. Volumetrically, residential customers accounted for 58% of total firm throughput, while commercial and industrial customers accounted for 42% of total firm throughput. Approximately 29% of commercial and industrial customers' total throughput was transportation-only services.

      No customer, or group of customers under common control, accounted for 2% or more of total firm revenues in 2001.

Gas Supply

      The following table in BCF provides information with respect to the Company's sources of supply during the three years 1999-2001.

                                                            Years Ended
                                                            -----------
                                                            December 31,
                                                            ------------
                                                     2001       2000       1999
                                                     ----       ----       ----
Natural gas purchases .........................      17.1       18.1       15.8
Underground storage withdrawal ................       3.1        4.7        3.1
Liquefied natural gas ("LNG") purchases .......       0.9        1.4        1.2
                                                     ----       ----       ----
      Total source of supply ..................      21.1       24.2       20.1
Company use, unbilled and other ...............      (1.9)      (3.8)      (1.3)
                                                     ----       ----       ----
      Total sales .............................      19.2       20.4       18.8
                                                     ====       ====       ====

      Year-to-year variations in storage gas and unbilled gas reflect variations in end-of-year customer requirements, due principally to weather.

      The vast majority of the Company's gas supplies are transported on interstate pipeline systems to the Company's service territory pursuant to long-term contracts. Federal Energy Regulatory Commission ("FERC") approved tariffs provide for fixed demand charges for the firm capacity rights under these contracts. For the interstate pipeline companies that provide firm transportation service to the Company's service territory, the peak daily and annual capacity and the contract expiration dates are as follows:

                                                       Capacity in BCF
                                                       ---------------      Expiration
                     Pipeline                          Daily    Annual         Dates
                     --------                          -----    ------         -----
Algonquin Gas Transmission Company ("Algonquin") ..    .056      18.7       2005-2013
Tennessee Gas Pipeline Company ("Tennessee") ......    .072      26.3       2003-2013
                                                       ----      ----       ---- ----
                                                       .128      45.0
                                                       ====      ====

      In 1999, the Company restructured its long-term capacity contracts on Tennessee Gas Pipeline. As a result, the majority of these Tennessee contracts are up for renewal in 2003. In addition, the Company has firm capacity contracts on interstate pipelines upstream of Algonquin and Tennessee pipelines to transport natural gas purchased by the Company from various areas of gas production.

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

      The Company and its Massachusetts affiliates, Boston Gas Company and Essex Gas Company, continue to operate under the portfolio management contract with El Paso Merchant Energy - Gas L.P. This arrangement has a three year primary term that commenced on November 1, 1999. El Paso is responsible for providing the majority of the city gate supply requirements to the three companies and managing certain of the companies' upstream capacity, underground storage and term supply contracts. The Department approved the contract in October 1999.

      The Company has two agreements with Distrigas of Massachusetts Corporation that expire on October 31, 2002, which allow the Company to purchase up to 10,000 Dekatherms ("Dth") per day for 151 days and 5,000 Dth per day for 365 days of liquefied natural gas ("LNG") in either liquid or vapor form.

      Peak day firm throughput in BCF was 0.102 in 2001, 0.126 in 2000 and 0.106 in 1999 for the Company's Merrimack Valley service area and 0.071 in 2001, 0.087 in 2000 and 0.069 in 1999 for the Company's Cape Cod service area. The Company provides for peak period demand through a least-cost portfolio of pipeline, storage and supplemental supplies. Supplemental supplies include LNG and propane air, which are vaporized at points on the Company's distribution system. The Company's Merrimack Valley service area has on-system LNG and propane air facilities which have an aggregate sendout capacity of approximately .087 BCF per day. The Company also operates on-system facilities in the Cape Cod service area capable of providing approximately .029 BCF per day. The Company considers its peak day sendout capacity, based on its total supply resources, to be adequate to meet the requirements of its firm customers.

Regulation

      The Company's operations are subject to Massachusetts statutes applicable to gas utilities. Rates for gas sales and transportation service, distribution safety practices, issuance of securities and affiliate transactions are regulated by the Department. Rates for transportation service and gas sales are subject to approval by and are on file with the Department. The Company's cost of gas adjustment clause ("CGAC") billed to firm sales customers, allows for the semiannual, and based on certain criteria, monthly adjustment of billing rates for firm gas sales to reflect the actual cost of gas delivered to customers, including demand charges for capacity on the interstate pipeline system. Similarly, through its local distribution adjustment clause for ratemaking purposes, the Company recovers the actual costs of approved energy efficiency programs and the cost of remediating former manufactured gas plant sites from all firm customers, including those purchasing gas supply from third parties.

      In connection with the acquisition by Eastern Enterprises in 1999, on July 15, 1999, the Department approved the merger and rate plan, resulting in a 2.2% reduction in the total burner-tip price paid by the Company's firm sales customers in the first full year following the merger and a ten-year freeze of base rates. The base rate freeze is subject only to certain exogenous factors, such as changes in tax laws, accounting changes, or regulatory, judicial, or legislative changes. The Office of the Attorney General appealed the Department's order to the Supreme Judicial Court, which appeal is still pending. As a result of the rate plan, the Company discontinued its application of Statement of Financial Accounting Standards ("SFAS") No. 71, as described in
Note 1 of Notes to Consolidated Financial Statements.

      On November 1, 2001, the DTE issued an order requiring all Massachusetts electric and gas utilities to develop service quality plans effective January 1, 2002 and providing potential penalties up to two percent of distribution service revenues.

      All of the Company's customers are eligible to purchase unbundled local transportation service from the Company and to purchase their gas supply from third parties. In 2000, the Department approved Model Terms and Conditions for the Company's tariffs for all its residential customers effective November 1, 2000. The Model Terms and Conditions are consistent with the Department's order of February 1, 1999 which provided that, for a five-year transition period, local distribution company ("LDC") contractual commitments to upstream capacity will be assigned on a mandatory, pro rata basis to marketers selling gas supply to the LDC's customers. The approved mandatory assignment method eliminates the possibility that, because of the migration of customers to the gas supply service of marketers, the costs of upstream interstate gas pipeline capacity purchased by the Company to serve firm customers would be absorbed by the LDC or other customers through the transition period. The Department also found that, through the transition period, LDCs will retain primary responsibility for upstream capacity planning and procurement to assure that adequate capacity is available at Massachusetts city gates to support customer requirements and growth. In year three of the five-year transition period, the Department intends to evaluate the extent to which the upstream capacity market for Massachusetts is workably competitive based on a number of factors and accelerate or decelerate the transition period accordingly.

      After conducting an industry-wide proceeding regarding the calculation of lost margins that gas companies are allowed to recover as a result of their conservation or demand-side management ("DSM") programs, the Department ruled in November 1999 that, effective for filings for the twelve-month period beginning May 1, 1999, the Company may recover lost margins for only four years past the installation of DSM measures. This ruling changed the Department's previous approved calculation method. However, based on the Department's order approving the merger and rate plan, the Company has petitioned the Department for recovery of the resulting reduction in lost margins as an exogenous adjustment. The Department has approved the recovery of these costs as an exogenous adjustment subject to the condition that Company earnings are reasonable.

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

Employees

      As of December 31, 2001, the Company had approximately 227 employees, 59% of whom are organized in local unions with which the Company has collective bargaining agreements that expire in 2002 and 2003.

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

      On December 31, 2001, the Company's distribution system included approximately 3,300 miles of gas mains, 148,000 services and 168,000 active customer meters.

      The Company's gas mains and services are usually located on public ways or private property not owned by it. In general, the Company's occupation of such property is pursuant to easements, licenses, permits or grants of location. Except as stated above, the principal items of property of the Company are owned.

      In 2001, the Company's capital expenditures were approximately $26 million. Capital expenditures were principally made for improvements to the distribution system, for system expansion to meet customer growth and for productivity improvements. The Company plans to spend approximately $32 million for similar purposes in 2002.

Item 3. Legal Proceedings.

      Other than routine litigation incidental to the Company's business, there are no material pending legal proceedings involving the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

      No matter was submitted to a vote of Security Holders in the fourth quarter of 2001.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

As discussed under Note 1 of the Notes to the Consolidated Financial Statements, the Company became an indirect wholly-owned subsidiary of KeySpan Corporation when its parent company, Eastern, merged with KeySpan on November 8, 2000.

Year ended December 31, 2001

      Net loss for 2001 was $1.6 million. Weather for this period was 5.0% warmer that normal. As a result of the merger, this period included a full year of amortization of goodwill of $9.4 million and interest and debt issuance costs of $17.8 million related to the $200 million advance from KeySpan.

Period from November 8, 2000 through December 31, 2000

      Weather for this period was 13% warmer than normal. Based on the merger with KeySpan, this period includes amortization of goodwill of $1.6 million and $2.3 million of interest and debt issuance costs on the $250 million advance from KeySpan.

Period from January 1, 2000 through November 7, 2000

      Weather for the period was 2% colder than normal. Based on the merger with KeySpan, the Company recorded merger-related expenses of approximately $8.8 million consisting primarily of separation payments to officers, payment of vested stock options and other compensation related matters.

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

FORWARD-LOOKING INFORMATION

      Certain statements contained in this Annual Report on Form 10-K concerning expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are other than statements of historical facts, are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Without limiting the foregoing, all statements under the captions "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 7A. Quantitative and Qualitative Disclosures about Market Risk" relating to our future outlook, anticipated capital expenditures, future cash flows and borrowings, pursuit of potential future acquisition opportunities and sources of funding, are forward-looking statements. Such forward-looking statements reflect numerous assumptions and involve a number of risks and uncertainties and actual results may differ materially from those discussed in such statements. Among the factors that could cause actual results to differ materially are: general economic conditions, especially in Massachusetts; available sources and cost of fuel; federal and state regulatory initiatives that increase competition, threaten cost and investment recovery, and impact rate structures; the ability of the Company to successfully reduce its cost structure; inflationary trends and interest rates; and other risks detailed from time to time in other reports and other documents filed by the Company with SEC. For any of these statements, the Company claims the protection of the safe harbor for forward-looking information contained in the Private Securities Litigation Reform Act of 1995, as amended. For additional discussion on these risks, uncertainties and assumptions, see "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 7A. Quantitative and Qualitative Disclosures about Market Risk" contained herein.

LIQUIDITY AND CAPITAL RESOURCES

      On November 8, 2000, KeySpan Corporate Services LLC, a KeySpan subsidiary, became an affiliate of the Company, through the Company's transaction with KeySpan. KeySpan Corporate Services provides financing requirements to the Company for working capital and gas inventory through the Company's participation in a Utility Money Pool. Interest charged equals interest incurred by KeySpan Corporate Services to borrow funds to meet the needs of the Company plus a proportional share of the administrative costs incurred in obtaining the required funds.

      As part of the KeySpan merger, the Company recorded in November, 2000 a $250 million advance payable to KeySpan, of which $100 million was previously owed to Eastern. During 2001, $50 million was repaid to KeySpan after an additional investment in equity by KeySpan of $50 million. Interest charges are equal to the interest incurred by KeySpan on debt borrowings issued by KeySpan and recorded on the books of the Company. Issuance expense is charged to the Company from KeySpan equal to the actual issuance costs incurred by KeySpan on its debt borrowings. These costs are amortized over the life of the borrowings.

      The Company expects capital expenditures for 2002 to be approximately $32 million. Capital expenditures will be largely for system expansion to meet customer growth and improvements to the distribution system.

      The Company believes that projected cash flow from operations, in combination with currently available resources, is sufficient to meet 2002 capital expenditures, working capital requirements, dividend payments and normal debt repayments.

OTHER MATTERS

Regulation

      The Company's operations are subject to Massachusetts statutes applicable to gas utilities. Rates for gas sales and transportation service, distribution safety practices, issuance of securities and affiliate transactions are regulated by the Department. Rates for transportation service and gas sales are subject to approval by and are on file with the Department. The Company's cost of gas adjustment clause ("CGAC") billed to firm sales customers, allows for the semiannual, and based on certain criteria, monthly adjustment of billing rates for firm gas sales to reflect the actual cost of gas delivered to customers, including demand charges for capacity on the interstate pipeline system. Similarly, through its local distribution adjustment clause for ratemaking purposes, the Company recovers the actual costs of approved energy efficiency programs and the cost of remediating former manufactured gas plant sites from all firm customers, including those purchasing gas supply from third parties.

      In connection with the acquisition by Eastern Enterprises in 1999, on July 15, 1999, the Department approved the merger and rate plan, resulting in a 2.2% reduction in the total burner-tip price paid by the Company's firm sales customers in the first full year following the merger and a ten-year freeze of base rates. The base rate freeze is subject only to certain exogenous factors, such as changes in tax laws, accounting changes, or regulatory, judicial, or legislative changes. The Office of the Attorney General appealed the Department's order to the Supreme Judicial Court, which appeal is still pending. As a result of the rate plan, the Company discontinued its application of Statement of Financial Accounting Standards ("SFAS") No. 71, as described in
Note 1 of Notes to Consolidated Financial Statements.

      On November 1, 2001, the DTE issued an order requiring all Massachusetts electric and gas utilities to develop service quality plans effective January 1, 2002 and providing potential penalties up to two percent of distribution service revenues.

      All of the Company's customers are eligible to purchase unbundled local transportation service from the Company and to purchase their gas supply from third parties. In 2000, the Department approved Model Terms and Conditions for the Company's tariffs for all its residential customers effective November 1, 2000. The Model Terms and Conditions are consistent with the Department's order of February 1, 1999 which provided that, for a five-year transition period, local distribution company ("LDC") contractual commitments to upstream capacity will be assigned on a mandatory, pro rata basis to marketers selling gas supply to the LDC's customers. The approved mandatory assignment method eliminates the possibility that, because of the migration of customers to the gas supply service of marketers, the costs of upstream interstate gas pipeline capacity purchased by the Company to serve firm customers would be absorbed by the LDC or other customers through the transition period. The Department also found that, through the transition period, LDCs will retain primary responsibility for upstream capacity planning and procurement to assure that adequate capacity is available at Massachusetts city gates to support customer requirements and growth. In year three of the five-year transition period, the Department intends to evaluate the extent to which the upstream capacity market for Massachusetts is workably competitive based on a number of factors and accelerate or decelerate the transition period accordingly.

      After conducting an industry-wide proceeding regarding the calculation of lost margins that gas companies are allowed to recover as a result of their conservation or demand-side management ("DSM") programs, the Department ruled in November 1999 that, effective for filings for the twelve-month period beginning May 1, 1999, the Company may recover lost margins for only four years past the installation of DSM measures. This ruling changed the Department's previous approved calculation method. However, based on the Department's order approving the merger and rate plan, the Company has petitioned the Department for recovery of the resulting reduction in lost margins as an exogenous adjustment. The department has approved the recovery of these costs as an exogenous adjustment subject to the condition that company earnings are reasonable.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

      We are subject to various risk exposures and uncertainties associated with our operations. The most significant contingency involves the evolution of the gas distribution industry towards more competitive and deregulated environments. In addition, we are exposed to commodity price risk and interest risk. Set forth below is a description of these exposures and an explanation as to how we have managed and, to the extent possible, sought to reduce these risks.

REGULATORY ISSUES AND THE COMPETITIVE ENVIRONMENT

      In July 1997, the DTE directed Massachusetts gas distribution companies to undertake a collaborative process with other stakeholders to develop common principles under which comprehensive gas service unbundling might proceed. A settlement agreement by the Local Distribution Company's ("LDC's") and the marketer group regarding model terms and conditions for unbundled transportation service was approved by the DTE in November 1998. In February 1999, the DTE issued its order on how unbundling of natural gas service will proceed. For a five year transition period, the DTE determined that LDC contractual commitments to upstream capacity will be assigned on a mandatory, pro rata basis to marketers selling gas supply to the LDC's customers. The approved mandatory assignment method eliminates the possibility that the costs of upstream capacity purchased by the LDCs to serve firm customers will be absorbed by the LDC or other customers through the transition period. The DTE also found that, through the transition period, LDCs will retain primary responsibility for upstream capacity planning and procurement to assure that adequate capacity is available to support customer requirements and growth. The DTE approved the LDCs Terms and Conditions of Distribution Service that conform to the settled upon model terms and conditions. Since November 1, 2000, all Massachusetts gas customers have the option to purchase their gas supplies from third party sources other than the LDCs.

      We believe that the actions described above strike a balance among competing stakeholder interests in order to most effectively make available the benefits of the unbundled gas supply market to all customers.

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

4.7 Utility Money Pool Agreement, filed as Exhibit 4.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.*

10.2 Gas Transportation Contract for Firm Reserved Service with Iroquois, dated February 7, 1991, filed as Exhibit 10 (v) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990.*

10.3 Service Agreement between Algonquin Gas Transmission Company and Colonial Gas Company (under Rate Schedule AFT-E), dated June 1, 1993, filed as Exhibit 10 (p) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.*

10.4 Service Agreement between Algonquin Gas Transmission Company and Colonial Gas Company (under Rate Schedule AFT-1), dated June 1, 1993, filed as Exhibit 10 (q) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.*

10.5 Service Agreement between Algonquin Gas Transmission Company and Colonial Gas Company (under Rate Schedule AFT-1), dated June 1, 1993, filed as Exhibit 10 (r) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.*

10.6 Service Agreement between Algonquin Gas Transmission Company and Colonial Gas Company (under Rate Schedule AFT-1), dated June 1, 1993, filed as Exhibit 10 (s) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.*

10.7 Service Agreement between Algonquin Gas Transmission Company and Colonial Gas Company (under Rate Schedule AFT-E), dated June 1, 1993, filed as Exhibit 10 (t) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.*

10.8 Service Agreement between Algonquin Gas Transmission Company and Colonial Gas Company (under Rate Schedule AFT-1), dated June 1, 1993, filed as Exhibit 10 (u) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.*

10.9 Service Agreement between Algonquin Gas Transmission Company and Colonial Gas Company (under Rate Schedule AFT-1), dated June 1, 1993, filed as Exhibit 10 (v) to the Registrant's Annual Report on From 10-K for the fiscal year ended December 31, 1993.*

10.10 Service Agreement between Texas Eastern Transmission Corporation and Colonial Gas Company (under Rate Schedule CDS), dated June 1, 1993, filed as Exhibit 10 (w) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.*

10.11 Service Agreement between Texas Eastern Transmission Corporation and Colonial Gas Company for 1996 dth per day (under Rate Schedule FT-1), dated June 1, 1993, filed as Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.*

10.12 Service Agreement between Texas Eastern Transmission Corporation and Colonial Gas Company (under Rate Schedule FTS-8), dated June 1, 1993, filed as Exhibit 10 (y) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993. *

10.13 Service Agreement between Texas Eastern Transmission Corporation and Colonial Gas Company (under Rate Schedule FTS-7), dated June 1, 1993, filed as Exhibit 10 (z) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993. *

10.14 Service Agreement between Texas Eastern Transmission Corporation and Colonial Gas Company for 7,918 dth per day (under Rate Schedule FT-1), dated June 1, 1993, filed as Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.*

10.15 Service Agreement between Texas Eastern Transmission Corporation and Colonial Gas Company for 2,222 dth per day (under Rate Schedule FT-1), dated June 1, 1993, filed as Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.*

10.16 Service Agreement between Texas Eastern Transmission Corporation and Colonial Gas Company for 104 dth per day (under Rate Schedule FT-1), dated June 1, 1993, filed as Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.*

10.17 Service Agreement between Algonquin Gas Transmission Company and Colonial Gas Company (under Rate Schedule AFT-1), dated August 1, 1993, filed as Exhibit 10 (ll) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.*

10.18 Gas Transportation Agreement between Tennessee Gas Pipeline Company and Colonial Gas Company (under Rate Schedule FT-A), dated September 1, 1993, filed as Exhibit 10 (nn) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.*

10.19 Gas Transportation Agreement between Tennessee Gas Pipeline Company and Colonial Gas Company (under Rate Schedule FT-A), dated September 1, 1993, filed as Exhibit 10 (oo) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.*

10.20 Gas Transportation Agreement between Tennessee Gas Pipeline Company and Colonial Gas Company (under Rate Schedule FT-A), dated September 1, 1993, filed as Exhibit 10 (pp) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.*

10.21 Service Agreement between CNG Transmission Corporation and Colonial Gas Company (under Rate Schedule FTNN), dated October 1, 1993, filed as Exhibit 10 (rr) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.*

10.22 Service Agreement between CNG Transmission Corporation and Colonial Gas Company (under Rate Schedule GSS), dated October 1, 1993, filed as Exhibit 10 (ss) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.*

10.23 Service Agreement between CNG Transmission Corporation and Colonial Gas Company (under Rate Schedule GSS-II), contract no. 400009, dated November 1, 1998, filed as Exhibit 10.23 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.*

10.24 Service Agreement between Texas Eastern Transmission Corporation and Colonial Gas Company (under Rate Schedule FT-1), dated October 1, 1993, filed as Exhibit 10 (uu) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.*

10.25 Gas Transportation Agreement between Tennessee Gas Pipeline Company and Colonial Gas Company (under Rate Schedule FT-A), dated September 1, 1993, filed as Exhibit 10 (vv) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.*

10.26 Service Agreement between National Fuel Gas Supply Corporation and Colonial Gas Company (under Rate Schedule EFT), dated October 28, 1993, filed as Exhibit 10 (ww) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.*

10.27 Gas Transportation Agreement between Tennessee Gas Pipeline Company and Colonial Gas Company (under Rate Schedule FT-A), dated September 1, 1993, filed as Exhibit 10 (xx) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.*

10.28 Service Agreement between Algonquin Gas Transmission Company and Colonial Gas Company (under Rate Schedule AIT-1), dated September 15, 1993, filed as Exhibit 10 (yy) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.*

10.29 Gas Transportation Agreement between Tennessee Gas Pipeline Company and Colonial Gas Company (under Rate Schedule FT-A), dated October 1, 1993, filed as Exhibit 10 (zz) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.*

10.30 Service Agreement between Texas Eastern Transmission Corporation and Colonial Gas Company (under Rate Schedule FT-1), dated August 18, 1994, filed as Exhibit 10 (kk) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.*

10.31 Service Agreement between Texas Eastern Transmission Corporation and Colonial Gas Company (under Rate Schedule FSS-1), dated August 29, 1994, filed as Exhibit 10 (ll) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.*

10.32 Service Agreement between Texas Eastern Transmission Corporation and Colonial Gas Company (under Rate Schedule CDS), dated August 29, 1994, filed as Exhibit 10 (mm) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.*

10.33 Service Agreement between Texas Eastern Transmission Corporation and Colonial Gas Company (under Rate Schedule CDS), dated August 29, 1994, filed as Exhibit 10 (nn) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.*

10.34 Service Agreement between Texas Eastern Transmission Corporation and Colonial Gas Company (under Rate Schedule SS-1), dated November 30, 1994, filed as Exhibit 10 (oo) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.*

10.35 Service Agreement between Texas Eastern Transmission Corporation and Colonial Gas Company (under Rate Schedule FSS-1), dated November 30, 1994, filed as Exhibit 10 (pp) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.*

10.36 Letter Agreement between Algonquin Gas Transmission Company and Colonial Gas Company, Regarding transfer of transportation entitlements, dated March 28, 1994, filed as Exhibit 10 (qq) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.*

10.37 Service Agreement between Algonquin Gas Transmission Company and Colonial Gas Company (under Rate Schedule AFT-1), dated November 1, 1994, filed as Exhibit 10 (ss) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.*

10.38 Service Agreement between Algonquin Gas Transmission Company and Colonial Gas Company (under Rate Schedule AFT-1), dated November 1, 1994, filed as Exhibit 10 (tt) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.*

10.39 Firm Natural Gas Transportation agreement between Tennessee Gas Pipeline and Colonial Gas Company (under Rate Schedule NET-Northeast), dated August 1, 1995, filed as Exhibit 10 (qq) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.*

10.40 Gas Transportation Agreement between Tennessee Gas Pipeline Company and Colonial Gas Company (under Rate Schedule FT-A), dated June 1, 1995, filed as Exhibit 10 (rr) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.*

10.41 Amendment No. 1 (dated July 1, 1995 to Gas Storage Contract between Tennessee Gas Pipeline Company and Colonial Gas Company (under Rate Schedule FS), dated December 1, 1994 (which superseded contract dated September 1, 1993), filed as Exhibit 10 (ss) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.*

10.42 Amendment to Gas Transportation Contract for Firm Reserved Service with Iroquois Gas Transmission System, L.P., dated September 1, 1995, filed as Exhibit 10 (tt) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.*

10.43 Service Agreement between Algonquin Transmission Company and Colonial Gas Company (Under Rate Schedule AFT-1), dated December 1, 1995, filed as Exhibit 10 (uu) to the Registrant's Annual Report on Form 10-K.

10.44 Service Agreement between Algonquin Gas Transmission Company and Colonial Gas Company (under Rate Schedule AFT-1), dated June 23, 2000, filed as Exhibit 10.44 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

10.45 Service Agreement between CNG Transmission Corporation and Colonial Gas Company (under Rate Schedule GSS-II), contract No. 300114, dated November 1, 1998, filed as Exhibit 10.45 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.*

10.46 Service Agreement between CNG Transmission Corporation and Colonial Gas Company (under Rate Schedule GSS-II), contract No. 300115, dated November 1, 1998, filed as Exhibit 10.46 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.*

10.47 Amended Service Agreement between Texas Eastern Transmission Corporation and Colonial Gas Company (under Rate Schedules CDS & FT-1) dated January 6, 1999, filed as Exhibit 10.47 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.*

10.48 Redacted Gas Resources Portfolio Management and Gas Sales Agreement between Colonial Gas Company and El Paso Energy Marketing Company dated September 14, 1999, as amended, filed herewith as Exhibit 10.1 to Form 10-K of Eastern Enterprises for the year ended December 31, 1999.*

10.49 Contract Restructuring Agreement between Colonial Gas Company and Tennessee Gas Pipeline dated August 2, 1999, filed as Exhibit 10.49 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.*

10.50 Precedent Agreement between the Company and Algonquin Gas Transmission Company dated as of June 13, 2001, filed herewith.

99.1 Letter by the Company to the Securities and Exchange Commission regarding representations of Arthur Andersen LLP, filed herewith.

      There were no reports on Form 8-K filed in the Fourth Quarter of 2001.

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

                                           COLONIAL GAS COMPANY
                                           D/B/A KEYSPAN ENERGY DELIVERY NEW
                                           ENGLAND
                                           (Registrant)


                                By:          /s/ JOSEPH F. BODANZA
                                    --------------------------------------------
                                                 Joseph F. Bodanza
                                               Senior Vice President
                                     Finance, Accounting and Regulatory Affairs
                                    (Principal Financial and Accounting Officer)

Date: March 29, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 29th day of March, 2002.

           Signature                                Title
------------------------------------        ----------------------


    /s/ CHESTER R. MESSER
--------------------------------
      Chester R. Messer                     Director and President

                              COLONIAL GAS COMPANY

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES (Information required by Items 8 and 14 (a) of Form 10-K)

Report of Independent Public Accountants................................................................     F-20
Consolidated Statements of Earnings for the Year Ended December 31, 2001, Period from
      November 8, 2000 through December 31, 2000, Period from January 1, 2000 through November 7, 2000, Four Months Ended December 31, 1999, and Eight
      Months Ended August 31, 1999......................................................................      F-2
Consolidated Balance Sheets as of December 31, 2001 and 2000............................................  F-3 and F-4
Consolidated Statements of Retained Earnings and Consolidated
      Statements of Comprehensive Income for the Year Ended December 31,
      2001, Period from November 8, 2000 through December 31, 2000, Period from January 1, 2000 through November 7, 2000, Four Months Ended
      December 31, 1999, and Eight Months Ended August 31, 1999.........................................      F-5
Consolidated Statements of Cash Flows for the Year Ended December 31, 2001, Period from
      November 8, 2000 through December 31, 2000, Period from January 1, 2000 through November 7, 2000, Four Months Ended December 31, 1999, and Eight
      Months Ended August 31, 1999......................................................................      F-6
Notes to Consolidated Financial Statements..............................................................  F-7 to F-19
Interim Financial Information for the Two Years Ended December 31, 2001 (Unaudited).....................     F-21
Schedule for the Year Ended December 31, 2001, Period from November 8, 2000 through
      December 31, 2000, Period from January 1, 2000 through November 7, 2000, and Year Ended
      December 31, 1999.................................................................................
      Schedule II--Valuation and Qualifying Accounts....................................................     F-21

      Schedules other than that listed above have been omitted as the information has been included in the consolidated financial statements and related notes or is not applicable nor required.

                              COLONIAL GAS COMPANY

                       CONSOLIDATED STATEMENTS OF EARNINGS

                                                                  Period from      Period from
                                                                  November 8,    January 1, 2000     Four Months      Eight Months
                                                 Year Ended      2000 through        through            Ended             Ended
                                                December 31,     December 31,       November 7,      December 31,       August 31,
                                                    2001             2000              2000              1999              1999
                                                    ----             ----              ----              ----              ----
                                                                                  (In Thousands)
                                                                                 (Predecessor II)  (Predecessor II)  (Predecessor I)
Operating revenues ..........................    $ 246,122        $ 61,414          $ 138,142          $ 54,098         $ 122,626
Cost of gas sold ............................      159,064          32,384             72,658            26,087            65,320
                                                 ---------        --------          ---------          --------         ---------
Operating margin ............................       87,058          29,030             65,484            28,011            57,306
                                                 ---------        --------          ---------          --------         ---------
Operating expenses:
       Operations ...........................       26,615           7,220             19,797             9,101            19,818
       Maintenance ..........................        3,503             576              2,950             1,151             4,835
       Depreciation and amortization ........       14,465           2,875             11,359             2,857            10,086
       Amortization of goodwill .............        9,366           1,556              5,020             2,008                --
       Income taxes .........................        5,584           5,429              1,601             3,406             3,639
       Taxes, other than income .............        4,400             830              3,748             1,626             3,861
       Restructuring charge .................           --              --              7,000                --                --
       Merger related expenses ..............           --              --              8,795                --             3,788
                                                 ---------        --------          ---------          --------         ---------
          Total operating expenses ..........       63,933          18,486             60,270            20,149            46,027
                                                 ---------        --------          ---------          --------         ---------
Operating earnings ..........................       23,125          10,544              5,214             7,862            11,279
Other earnings (loss), net ..................           17              19                315               237               (20)
                                                 ---------        --------          ---------          --------         ---------
Earnings before interest expense ............       23,142          10,563              5,529             8,099            11,259
                                                 ---------        --------          ---------          --------         ---------
Interest expense:
       Long-term debt .......................        8,515           1,422              7,111             2,844             5,689
       Other, including amortization of debt
          expense ...........................       16,339           2,316              5,842             2,569             1,244
       Less--Interest during construction ...         (128)            (31)               (64)              (27)             (194)
                                                 ---------        --------          ---------          --------         ---------
       Total interest expense ...............       24,726           3,707             12,889             5,386             6,739
                                                 ---------        --------          ---------          --------         ---------
Net (loss) earnings .........................    $  (1,584)       $  6,856          $  (7,360)         $  2,713         $   4,520
                                                 =========        ========          =========          ========         =========

  The accompanying notes are an integral part of these consolidated financial statements.

                              COLONIAL GAS COMPANY

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                                 December 31,
                                                                                          ------------------------
                                                                                             2001           2000
                                                                                          ---------      ---------
                                                                                                (In Thousands)
Gas plant, at cost ..................................................................     $ 418,099      $ 394,509
Construction work-in-progress .......................................................         9,763          7,751
      Less-Accumulated depreciation .................................................      (133,127)      (119,564)
                                                                                          ---------      ---------
            Net plant ...............................................................       294,735        282,696
                                                                                          ---------      ---------
Current assets:
      Cash ..........................................................................           121            124
      Accounts receivable, less reserves of $3,709 at December 31, 2001 and $2,964
         at December 31, 2000 .......................................................        19,531         24,285
      Accounts receivable - affiliates ..............................................        25,713          5,235
      Accrued utility revenue .......................................................        19,064         22,414
      Deferred gas costs ............................................................        15,579         33,550
      Natural gas and other inventories, at average cost ............................        16,832         13,246
      Materials and supplies, at average cost .......................................           695          1,709
      Prepaid expenses ..............................................................            72            262
                                                                                          ---------      ---------
            Total current assets ....................................................        97,607        100,825
                                                                                          ---------      ---------
Other assets:
      Goodwill ......................................................................       377,652        371,850
      Deferred charges and other assets .............................................         6,998          4,077
                                                                                          ---------      ---------
            Total other assets ......................................................       384,650        375,927
                                                                                          ---------      ---------
            Total assets ............................................................     $ 776,992      $ 759,448
                                                                                          =========      =========

  The accompanying notes are an integral part of these consolidated financial statements.

                              COLONIAL GAS COMPANY

                           CONSOLIDATED BALANCE SHEETS

                         CAPITALIZATION AND LIABILITIES

                                                                          December 31,
                                                                    -----------------------
                                                                       2001          2000
                                                                    ---------      --------
                                                                        (In Thousands)
Capitalization:
      Common stockholder's investment--
         Common stock, $1 par value--
         Authorized and outstanding--100 shares ...............     $      --      $     --
      Amounts in excess of par value ..........................       269,430       203,558
      Retained earnings .......................................         5,272         6,856
      Accumulated comprehensive income ........................        (5,281)           --
                                                                    ---------      --------
            Total common stockholder's investment .............       269,421       210,414
Long-term obligations, less current portion ...................       120,205       120,621
                                                                    ---------      --------
            Total capitalization ..............................       389,626       331,035
Advance from KeySpan ..........................................       200,000       250,000
                                                                    ---------      --------
Total capitalization and advance from KeySpan .................       589,626       581,035
                                                                    ---------      --------
Current liabilities:
      Current portion of long-term obligations ................           296           572
      Notes payable - utility pool ............................        68,517        47,209
      Notes payable - utility pool gas inventory financing ....        21,958        19,216
      Accounts payable ........................................        12,538        38,765
      Accounts payable--affiliates ............................            --         6,486
      Accrued taxes ...........................................           896           533
      Accrued income taxes ....................................           (75)          291
      Accrued interest ........................................         8,726         4,263
      Customer deposits .......................................           538           738
      Other current liabilities ...............................           656         2,929
                                                                    ---------      --------
            Total current liabilities .........................       114,050       121,002
                                                                    ---------      --------
Reserves and deferred credits:
      Deferred income taxes ...................................        38,322        36,641
      Unamortized investment tax credits ......................         2,402         2,605
      Postretirement benefits obligation ......................         6,770         5,972
      Other ...................................................        25,822        12,193
                                                                    ---------      --------
            Total reserves and deferred credits ...............        73,316        57,411
                                                                    ---------      --------
            Total capitalization and liabilities ..............     $ 776,992      $759,448
                                                                    =========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

                                                              Period from      Period from
                                                           November 8, 2000  January 1, 2000      Four Months       Eight Months
                                            Year Ended         through            through            Ended             Ended
                                            December 31,      December 31,      November 7,       December 31,       August 31,
                                               2001              2000               2000             1999               1999
                                               ----              ----               ----             ----               ----
                                                                              (In Thousands)
                                                                             (Predecessor II)  (Predecessor II)    (Predecessor I)
Balance at beginning of period .........     $ 6,856            $   --           $    229           $    --           $ 36,173
      Net (loss) earnings ..............      (1,584)            6,856             (7,360)            2,713              4,520
      Cash dividends on common stock ...          --                --             (6,039)           (2,484)            (6,255)
                                             -------            ------           --------           -------           --------
Balance at end of period ...............     $ 5,272            $6,856           $(13,170)          $   229           $ 34,438
                                             =======            ======           ========           =======           ========

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                              Period from      Period from
                                                           November 8, 2000  January 1, 2000      Four Months       Eight Months
                                            Year Ended         through            through            Ended             Ended
                                            December 31,      December 31,      November 7,       December 31,       August 31,
                                               2001              2000               2000             1999               1999
                                               ----              ----               ----             ----               ----
                                                                              (In Thousands)
                                                                             (Predecessor II)  (Predecessor II)    (Predecessor I)
Net (loss) earnings ....................     $(1,584)           $6,856           $ (7,360)          $ 2,713           $  4,520
Accrued unfunded pension obligation ....      (8,125)               --                 --                --                 --
Income tax effect ......................       2,844                --                 --                --                 --
                                             -------            ------           --------           -------           --------
Comprehensive (loss) income ............     $(6,865)            $6,856           $ (7,360)          $ 2,713           $  4,520
                                             =======            ======           ========           =======           ========

  The accompanying notes are an integral part of these consolidated financial statements.

                              COLONIAL GAS COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   Period from      Period from
                                                                November 8, 2000  January 1, 2000     Four Months     Eight Months
                                                  Year Ended        through            through           Ended           Ended
                                                  December 31,     December 31,      November 7,      December 31,     August 31,
                                                     2001             2000               2000            1999             1999
                                                     ----             ----               ----            ----             ----
                                                                                   (In Thousands)
                                                                                  (Predecessor II) (Predecessor II)  (Predecessor I)
Cash flows from operating activities:
   Net (loss) earnings .........................   $ (1,584)         $  6,856         $ (7,360)         $  2,713        $  4,520
   Adjustments to reconcile net (loss) earnings
        to provided by operating activities:
      Depreciation and amortization ............     23,831             4,431           16,379             4,865          10,086
      Deferred taxes ...........................      1,681             4,724            4,194             2,198          (2,751)
      Other changes in assets and liabilities:
         Accounts receivable ...................    (15,724)           (7,986)          (6,122)           (4,548)          1,802
         Accrued utility margin ................      3,350            (7,955)           7,350            (7,420)          7,222
         Accounts payable--affiliates ..........     (6,486)            4,859          (15,714)           15,084           2,832
         Inventories ...........................     (2,572)            8,752           (9,850)            1,120             640
         Deferred gas costs ....................     17,971           (21,475)         (12,006)          (13,888)         18,280
         Accounts payable ......................    (26,227)           10,548           11,639             5,666          (1,274)
         Accrued income taxes ..................       (366)            1,333            3,853            (5,200)        (10,708)
         Other .................................      8,521             2,014            3,929            (7,481)         22,884
                                                   --------          --------         --------          --------        --------
Cash (used for) provided by operating
   activities ..................................      2,395             6,101           (3,708)           (6,891)         53,533
                                                   --------          --------         --------          --------        --------
Cash flows from investing activities:
   Capital expenditures ........................    (26,448)           (6,943)         (12,092)           (7,105)        (12,715)
                                                   --------          --------         --------          --------        --------
Cash used for investing activities .............    (26,448)           (6,943)         (12,092)           (7,105)        (12,715)
                                                   --------          --------         --------          --------        --------
Cash flows from financing activities:
   Changes in notes payable, net ...............     21,308              (191)          18,400            10,000         (33,000)
   Changes in inventory financing ..............      2,742             1,031            3,176             4,139          (3,255)
   Advance from KeySpan ........................    (50,000)               --               --                --            (102)
   Addition to equity ..........................     50,000                --               --                --           1,399
   Cash dividends paid on common stock .........         --                --           (6,039)           (2,484)         (6,255)
                                                   --------          --------         --------          --------        --------
Cash provided by (used for) financing
   activities ..................................     24,050               840           15,537            11,655         (41,213)
                                                   --------          --------         --------          --------        --------
Decrease in cash ...............................         (3)               (2)            (263)           (2,341)           (395)
Cash at beginning of period ....................        124               126              389             2,730           3,125
                                                   --------          --------         --------          --------        --------
Cash at end of period ..........................   $    121          $    124         $    126          $    389        $  2,730
                                                   ========          ========         ========          ========        ========
Supplemental disclosure of cash flow
   information:
   Cash paid (refunded) during the year for:
            Interest, net of amounts
              capitalized ......................   $ 22,134          $    623         $ 14,206          $  1,657        $  8,434
                                                   ========          ========         ========          ========        ========
            Income taxes .......................   $  3,440          $     --         $ (6,921)         $  4,376        $  3,595
                                                   ========          ========         ========          ========        ========

  The accompanying notes are an integral part of these consolidated financial statements.

                              COLONIAL GAS COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Accounting Policies

General

      Colonial Gas Company (the "Company") is a gas distribution company engaged in the transportation and sale of natural gas to residential, commercial and industrial customers. The Company's service territory includes 24 municipalities located northwest of Boston and on Cape Cod. The Company is a wholly-owned subsidiary of Eastern Enterprises ("Eastern") and an indirect wholly-owned subsidiary of KeySpan Corporation ("KeySpan"), a registered holding company under the Public Utility Holding Company Act of 1935, as amended.

Basis of Presentation

      The consolidated financial statements include the accounts of the Company and its affiliate, Massachusetts Fuel Inventory Trust (through December 31,
2000) and its wholly-owned subsidiary, Transgas Inc.(through August 31, 1999). Transgas ceased to be a subsidiary of Colonial Gas Company and became a subsidiary of Eastern upon closing of the Eastern merger discussed below. All material intercompany balances and transactions between the Company and its subsidiary have been eliminated in consolidation.

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

KeySpan Merger and Goodwill

      On November 8, 2000, KeySpan acquired all of the common stock of Eastern for $64.56 per share in cash. The transaction has been accounted for using the purchase method of accounting for business combinations. The purchase price was allocated to the net assets acquired of Eastern and its subsidiaries based upon their fair value. Consistent with the Eastern merger, the historical cost basis of the Company's assets and liabilities, with minor exceptions, was determined to represent the fair value due to the existence of regulatory-approved rate plans based upon the recovery of historical costs and a fair return thereon. Under "push-down" accounting, the excess of the purchase price over the fair value of the Company's net assets acquired, or goodwill, of approximately $139 million was recorded as an asset and is being amortized over a period of 40 years. The push-down accounting resulted in a decrease to equity of $8.9 million and the recording of a $250 million advance from KeySpan, $100 million of which was previously owed to Eastern. An additional $15.2 million was recorded as goodwill in finalizing the purchase price allocation of which $15.9 million was an addition to equity.

      As prescribed by SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the carrying value of goodwill is reviewed if the facts and circumstances, such as significant declines in sales, earnings or cash flows, or material adverse changes in the business climate suggest it might be impaired. If this review indicates that goodwill is not recoverable, as determined based upon the estimated undiscounted cash flows of the equity acquired, impairment would be measured by comparing the carrying value of the investment in such entity to its fair value. Fair value would be determined based on quoted market values, appraisals, or discounted cash flows. For the year ended December 31, 2001, no write-down of goodwill was determined to be necessary.

      On January 1, 2002, the Company adopted SFAS 141, " Business Combinations", and SFAS 142 "Goodwill and Other Intangible Assets". The key concepts from the two interrelated Statements include mandatory use of the purchase method when accounting for business combinations, discontinuance of goodwill amortization, a revised

                              COLONIAL GAS COMPANY
framework for testing goodwill impairment at a "reporting unit" level, and new criteria for the identification and potential amortization of other intangible assets. Other changes to existing accounting standards involve the amount of goodwill to be used in determining the gain or loss on the disposal of assets, and a requirement to test goodwill for impairment at least annually. The annual impairment test is to be performed within six months of adopting SFAS 142 with any resulting impairment reflected as either a change in accounting principle, or a charge to operations in the financial statements. The result of this analysis is not complete at this time, and the Company is unable to determine the impact this analysis may have on its results of operations or financial condition. However, a change in the measurement of the realization of goodwill could result in a significant change in its carrying value.

Eastern Merger

      On August 31, 1999, the Company completed a merger with Eastern in a transaction with an enterprise value of approximately $474 million. In effecting the transaction, Eastern paid $150 million in cash, net of cash acquired and including transaction costs, issued approximately 4.2 million shares of common stock valued at $186 million and assumed $138 million of debt.

      The merger was accounted for using the purchase method of accounting for business combinations. The purchase price was allocated to the net assets acquired based on their fair value. The historical cost basis of the Company's assets and liabilities, with the exception of the adjustments described below, was determined to represent the fair value due to the existence of a regulatory-approved rate plan based upon the recovery of historical costs and a fair return thereof. The administrative functions of the Company have been integrated into the functions of its affiliate, KeySpan Corporate Services LLC, an indirect wholly-owned subsidiary of KeySpan.

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

      For the periods prior to the merger with Eastern and the approved rate plan, the accounting policies conformed to generally accepted accounting principles as applied to regulated public utilities and reflected the effects of the ratemaking process in accordance with SFAS No. 71. Under SFAS No. 71, the Company was allowed to defer certain costs that otherwise would be expensed in recognition of the ability to recover them in future rates. As

                              COLONIAL GAS COMPANY
described above, the Company discontinued application of SFAS No. 71 as a result of the rate plan approved by the Department in connection with its approval of the merger of the Company with Eastern.

Gas Operating Revenues

      Customers are billed monthly on a cycle basis. Revenues include unbilled amounts related to the estimated gas usage that occurred from the most recent meter reading to the end of each month.

Cost of Gas Adjustment Clause and Unbilled Gas Costs Receivable

      The cost of gas adjustment clause ("CGAC") requires the Company to semiannually, and based on certain criteria, monthly adjust its rates for firm gas sales in order to track changes in the cost of gas distributed, with an annual adjustment of subsequent rates for any over or under recovery of actual costs incurred. As a result, the cost of any firm gas that has been distributed, but is unbilled at the end of a period, is deferred by the Company to the period in which the gas is billed to customers. The Company recovers the gas cost portion of its bad debt write-offs through the CGAC. In addition, through a local distribution adjustment clause ("LDAC"), the Company is allowed to recover the amortization of environmental response cost associated with former manufactured gas plant ("MGP") sites, costs related to the Company's various conservation and load management programs, and other specified costs from the Company's firm sales and transportation customers. Upon the discontinuance of the application of SFAS No. 71, the Company records amounts recoverable under the LDAC as revenue when billed to customers.

Depreciation

      Depreciation is provided at rates designed to amortize the cost of depreciable property, plant and equipment over their estimated remaining useful lives. The composite depreciation rate, expressed as a percentage of the average depreciable property in service, was 3.6% in 2001, and 3.7% in 2000 and 1999.

      Accumulated depreciation is charged with original cost and the cost of removal, less salvage value, of units retired. Expenditures for repairs, upkeep of units of property and renewal of minor items of property replaced independently of the unit of which they are a part are charged to maintenance expense as incurred.

Recent Accounting Pronouncements

      In June of 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations". The Standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity will capitalize a cost increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its then present value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. We currently do not anticipate that implementation of this Statement will have a significant effect on its results of operation and financial condition.

                              COLONIAL GAS COMPANY

      SFAS 144, " Accounting for the Impairment of Disposal of Long-Lived Assets," is effective January 1, 2002, and addresses accounting and reporting for the impairment of disposal of long-lived assets. SFAS 144 supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business." SFAS 144 retains the fundamental provisions of SFAS 121 and expands the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. We currently do not anticipate that implementation of this Statement will have a significant effect on our results of operation and financial condition.

Reclassifications

      Certain prior year financial statement amounts have been reclassified for consistent presentation with the current year.

(2) Income Taxes

      For 2001, the Company will file a consolidated income tax return with KeySpan Corporation. Under the KeySpan tax sharing agreement, the allocation of the realized tax liability or benefit on the federal consolidated income tax return will be based upon separate return contributions of each company in the consolidated group to the consolidated taxable income or loss. For the four months ended December 31, 1999, the period January 1 through November 7, 2000, and the period from November 8 through December 31, 2000, the Company filed a consolidated federal income tax return with Eastern Enterprises. For these periods, the Company followed the policy, established for the group, of providing for income taxes payable on a separate company basis.

      The Company's effective income tax rate was 140% for 2001, 44% for the period from November 8, 2000 through December 31, 2000, 56% for the four months ended December 31, 1999 and 45% for the eight months ended August 31, 1999. State taxes and the nondeductibility of goodwill amortization associated with the Eastern and KeySpan mergers, represent the majority of the difference between the effective rate and the federal income tax rate of 35% for 2001, 2000 and 1999. For the period from January 1 through November 7, 2000, the effective tax rate was incalculable as there was income tax expense even though the Company had a loss. This was due to the non-deductibility of goodwill amortization and certain merger costs.

      A summary of the provision for income taxes is as follows:

                                                             Period from    Period from                           Eight
                                                             November 8,    January 1,        Four Months         Months
                                              Year Ended       through        through            Ended            Ended
                                              December 31,   December 31,   November 7,       December 31,      August 31,
                                                  2001           2000           2000              1999             1999
                                                  ----           ----           ----              ----             ----
                                                                              (In Thousands)
                                                                          (Predecessor II)  (Predecessor II)  (Predecessor I)
Current--
      Federal .........................        $ 11,788         $  588        $(2,166)           $1,028           $ 5,344
      State ...........................           2,378            117           (427)              180             1,046
                                               --------         ------        -------            ------           -------
            Total Current Provision ...          14,166            705         (2,593)            1,208             6,390
                                               --------         ------        -------            ------           -------
Deferred--
      Federal .........................          (7,072)         3,942          3,476             1,800            (2,328)
      State ...........................          (1,510)           782            718               398              (423)
                                               --------         ------        -------            ------           -------
            Total Deferred Provision ..          (8,582)         4,724          4,194             2,198            (2,751)
                                               --------         ------        -------            ------           -------
Provision for income taxes ............        $  5,584         $5,429        $ 1,601            $3,406           $ 3,639
                                               ========         ======        =======            ======           =======

                              COLONIAL GAS COMPANY

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

      For income tax purposes, the Company uses accelerated depreciation and shorter depreciation lives, as permitted by the Internal Revenue Code. Deferred federal and state taxes are provided for the tax effects of all temporary differences between financial reporting and taxable income. Significant items making up deferred tax assets and liabilities at December 31, 2001 and 2000 are as follows:

                                                                               December 31,
                                                                        -------------------------
                                                                          2001              2000
                                                                        --------         --------
                                                                             (In Thousands)
Assets:
            Total deferred tax assets ..........................        $ 15,494         $ 13,437
                                                                        --------         --------
Liabilities:
      Accelerated Depreciation .................................         (36,682)         (35,296)
      Deferred Gas Costs .......................................          (4,673)         (12,389)
      Other ....................................................         (11,899)          (7,960)
                                                                        --------         --------
            Total deferred tax liabilities .....................         (53,254)         (55,645)
                                                                        --------         --------
            Total net deferred taxes ...........................        $(37,760)        $(42,208)
                                                                        ========         ========

Deferred taxes are reflected in the balance sheet as follows:
      Accrued income taxes (current deferred) ..................        $    562         $ (5,567)
      Deferred income taxes (long-term) ........................         (38,322)         (36,641)
                                                                        --------         --------
            Total ..............................................        $(37,760)        $(42,208)
                                                                        ========         ========

                              COLONIAL GAS COMPANY

(3) Debt

Long-term Obligations

      The following table provides information on long-term obligations as of:

                                                                               December 31,
                                                                        -------------------------
                                                                           2001             2000
                                                                        ---------       ---------
                                                                              (In Thousands)
First Mortgage Bonds:
      8.80%, Series CH, due 2022 .................................      $  25,000       $  25,000
      6.38%--6.94%, Medium-Term Notes, Series A, due 2008--2027 ..         65,000          65,000
      5.50%--6.86%, Medium-Term Notes, Series B, due 2003--2028 ..         30,000          30,000
Capital lease obligations (Note 5) ...............................            501           1,193
Less current portion .............................................           (296)           (572)
                                                                        ---------       ---------
                                                                        $ 120,205       $ 120,621
                                                                        =========       =========

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

      Annual maturities of capital lease obligations are $296,000, $167,000, $35,000, $3,000 and $0 for 2002 through 2006, respectively.

Utility Money Pool Borrowings

      KeySpan Corporate Services provides financing to the Company for working capital and gas inventory through the Company's participation in a Utility Money Pool. At December 31, 2001, the Company had outstanding borrowings of $68,517,000 and $21,958,000 for working capital and gas inventory, respectively. Interest charged equals interest incurred by KeySpan Corporate Services to borrow funds to meet the needs of the Company, plus a proportional share of the administrative costs incurred by KeySpan in obtaining the required funds. All costs related to the gas inventory borrowings are recoverable from customers through the CGAC. The average yearly rate on these borrowings was 4.16%.

Advance from KeySpan Corporation

      As part of the merger, the Company recorded in November 2000, a $250 million advance payable to KeySpan. Interest charges equal interest incurred by KeySpan on debt borrowings issued by KeySpan and recorded on the books of the Company. During 2001, $50 million was repaid to KeySpan. The interest rate on these borrowings is 7.625%. Issuance expense is charged to the Company from KeySpan equal to the actual issuance costs incurred by KeySpan on its debt borrowings. These costs are amortized over the life of the borrowings.

                              COLONIAL GAS COMPANY

(4) Retiree Benefits

Pension Plans

      The Company has defined benefit pension plans covering substantially all employees. These include two qualified union plans, one qualified plan for non-union employees, and various unqualified individual retirement agreements covering certain key employees and retirees. The funding of retirement and employee benefit plans is in accordance with the requirements of the plans and, where applicable, in sufficient amounts to satisfy the "Minimum Funding Standards" of the Employee Retirement Income Security Act ("ERISA"). Cost for these plans and agreements charged to expense was as follows:

                                                                 Period from    Period from
                                                                  November 8     January 1         Four Months      Eight Months
                                                   Year Ended      through         through            Ended            Ended
                                                  December 31,   December 31,    November 7,       December 31,      August 31,
                                                      2001          2000            2000               1999             1999
                                                      ----          ----            ----               ----             ----
                                                                                (In Thousands)
                                                                               (Predecessor II)  (Predecessor II)  (Predecessor I)
Service cost ..................................     $   753         $ 184          $   643           $   243           $   850
Interest cost on projected benefits
 obligation ...................................       4,315           679            3,092             1,239             2,447
Expected return on plan assets ................      (4,161)         (700)          (3,197)           (1,302)           (2,977)
Amortization of prior service cost ............          --            --               --                --                97
Amortization of transitional obligation .......          --            --               --                --               238
Recognized actuarial loss .....................         263            --               --                --                96
Curtailment ...................................          --            --               --                --               295
                                                    -------         -----          -------           -------           -------
Total net pension cost ........................     $ 1,170         $ 163          $   538           $   180           $ 1,046
                                                    =======         =====          =======           =======           =======

Post-retirement Life and Health Care

      The Company has a post-retirement benefit plan that covers substantially all employees. The plan provides medical, dental and life insurance benefits. The plan is contributory for retirees, with respect to post-retirement medical and dental benefits; the plan is noncontributory with respect to life insurance benefits.

      Beginning in 1990, the Company has funded a portion of these costs through the combination of trusts under Section 501(c)(9) and Section 401(h) of the Internal Revenue Code.

      Net periodic expense for post-retirement benefits other than pensions was as follows:

                                                                 Period from    Period from
                                                                  November 8     January 1         Four Months      Eight Months
                                                   Year Ended      through         through            Ended            Ended
                                                  December 31,   December 31,    November 7,       December 31,      August 31,
                                                      2001          2000            2000               1999             1999
                                                      ----          ----            ----               ----             ----
                                                                                (In Thousands)
                                                                               (Predecessor II)  (Predecessor II)  (Predecessor I)
Service cost ....................................   $   236         $  81          $   107           $    39           $    94
Interest cost on accumulated benefits
  obligations ...................................       887           161              649               247               400
Expected return on plan assets ..................      (397)          (76)            (304)             (127)             (292)
Amortization of transition obligation ...........        --            --               --                --               166
Recognized actual loss ..........................        10            --               --                --                --
Curtailment .....................................        --            --               --                --               308
                                                    -------         -----          -------           -------           -------
Total net retiree health care cost ..............   $   736         $ 166          $   452           $   159           $   676
                                                    =======         =====          =======           =======           =======

                              COLONIAL GAS COMPANY

      The tables above do not reflect retirement enhancements for pension and health care of $2,667,000 and $33,000, respectively for the eight months ended August 31, 1999.

      The following tables set forth the change in benefit obligation and plan assets and reconciliation of funded status of the Company's pension plans and amounts recorded in the Company's balance sheet as of December 31, 2001, December 31, 2000 and November 7, 2000 using actuarial measurement dates of December 31, 2001, December 31, 2000, and November 7, 2000 respectively:

                                                                 Period from    Period from
                                                                  November 8     January 1
                                                   Year Ended      through         through
                                                  December 31,   December 31,    November 7,
                                                      2001          2000            2000
                                                      ----          ----            ----
                                                                               (In Thousands)
                                                                              (Predecessor II)
Pensions

Change in benefit obligation
Balance at beginning of period ...............      $ 60,311      $ 55,503        $ 52,986
Adjustment ...................................         2,949            --              --
Service cost .................................           753           183             643
Interest cost ................................         4,315           691           3,079
Plan amendments ..............................         3,444            --              --
Benefits paid ................................        (4,933)         (475)         (3,370)
Actuarial (gain) loss ........................        (1,990)        4,409           2,165
                                                    --------      --------        --------
Balance at end of period .....................      $ 64,849      $ 60,311        $ 55,503
                                                    ========      ========        ========
Change in plan assets
Fair value, beginning of period ..............      $ 48,999      $ 49,971        $ 48,484
Adjustment ...................................         1,831            --              --
Actual return on plan assets .................        (4,909)         (520)          4,318
Employer contributions .......................         1,985            23             539
Benefits paid ................................        (4,933)         (475)         (3,370)
                                                    --------      --------        --------
Fair value at end of period ..................      $ 42,973      $ 48,999        $ 49,971
                                                    ========      ========        ========
Reconciliation of funded status
Funded status ................................      $(21,876)     $(11,312)       $ (5,532)
Contributions for fourth quarter .............            --            --              --
Unrecognized actuarial loss ..................         7,795         5,641           3,000
Unrecognized prior service ...................         3,444            --              --
                                                    --------      --------        --------
Net amount recognized at end of period .......      $(10,637)     $ (5,671)       $ (2,532)
                                                    ========      ========        ========
Amounts recognized in balance sheet
Prepaid benefit cost .........................      $     --      $     59        $     73
Accrued benefit liability ....................       (19,362)       (5,730)         (2,605)
Intangible asset .............................         3,444            --              --
Accumulated other comprehensive income .......         5,281            --              --
                                                    --------      --------        --------
Net amount ...................................      $(10,637)     $ (5,671)       $ (2,532)
                                                    ========      ========        ========

                              COLONIAL GAS COMPANY

      Assets of the employee benefit plans are invested in domestic and international equities, domestic and international fixed income securities, real estate and other short-term debt instruments.

      The following tables set forth the change in benefit obligation and plan assets and reconciliation of funded status of the Company's post-retirement life and health benefit plans and amounts recorded in the Company's balance sheet as of December 31, 2001, December 31, 2000, and November 7, 2000 using actuarial measurement dates of December 31, 2001, December 31, 2000, and November 7, 2000 respectively:

                                                                 Period from    Period from
                                                                  November 8     January 1
                                                   Year Ended      through         through
                                                  December 31,   December 31,    November 7,
                                                      2001          2000            2000
                                                      ----          ----            ----
                                                                               (In Thousands)
                                                                              (Predecessor II)
Healthcare

Change in benefit obligation
Balance at beginning of period ..........            $ 12,819     $ 11,396       $ 10,761
Adjustment ..............................                 771           --             --
Service cost ............................                 236           81            108
Interest cost ...........................                 887          161            649
Plan participant's contribution .........                 473           --             --
Curtailment loss ........................                  --           --             --
Special termination benefits ............                  --           --             --
Benefits paid ...........................              (1,517)         (49)          (545)
Subsidiary spun-off .....................                  --           --             --
Actuarial (gain) loss ...................                (534)       1,230            423
                                                     --------     --------       --------
Balance at end of period ................            $ 13,135     $ 12,819       $ 11,396
                                                     ========     ========       ========
Change in plan assets
Fair value, beginning of period .........            $  4,937     $  5,184       $  5,172
Adjustment ..............................                 294           --             --
Actual return on plan assets ............              (1,132)        (198)           557
Employer contributions ..................                 356           --             --
Benefits paid ...........................              (1,517)         (49)          (545)
Subsidiary spun-off .....................                  --           --             --
Plan participant's contribution .........                 473           --             --
                                                     --------     --------       --------
Fair value at end of period .............            $  3,411     $  4,937       $  5,184
                                                     ========     ========       ========
Reconciliation of funded status
Funded status ...........................            $ (9,724)    $ (7,882)      $ (6,212)
Unrecognized actuarial loss .............               2,577        1,504            400
                                                     --------     --------       --------
Net amount recognized at end of period ..            $ (7,147)    $ (6,378)      $ (5,812)
                                                     ========     ========       ========
Amounts recognized in balance sheet
Prepaid benefit cost ....................            $    153     $    113       $     --
Accrued benefit liability ...............              (7,300)      (6,491)        (5,812)
                                                     --------     --------       --------
Net amount ..............................            $ (7,147)    $ (6,378)      $ (5,812)
                                                     ========     ========       ========

                              COLONIAL GAS COMPANY

      Following are the weighted-average assumptions used in developing the projected benefit obligation:

                                                               Period from        Period from
                                                                November 8         January 1
                                               Year Ended        through            through
                                              December 31,     December 31,       November 7,
                                                  2001             2000              2000
                                                  ----             ----              ----
                                                                               (Predecessor II)
Discount rate.............................        7.0%             7.0%              7.5%
Return on plan assets.....................        8.5%             8.5%              8.5%
Increase in future compensation...........        4.0%             5.0%              5.0%
Health care inflation rate................      5.0-10.0%          8.0%              8.0%

      The health care inflation rate for 2002 is assumed to be 10%. The rate is assumed to decrease gradually to 5% in 2009 and remain at that level thereafter. A one percentage point increase or decrease in the assumed health care trend rate for 2001 would have the following effects:

                                                     One-Percentage     One-Percentage
                                                     Point Increase     Point Decrease
                                                     --------------     --------------
                                                              (In Thousands)
Service cost and interest cost components ...            $  162            $  (142)
Post-retirement benefit obligation ..........            $1,578            $(1,433)

      Unfunded Pension Obligations

      At December 31, 2001 accumulated benefit obligations were in excess of pension assets. Pursuant to FAS 87 "Employers' Accounting for Pensions", the Company was required to record an additional $5.1 million minimum liability for this unfunded pension obligation. As allowed for under current accounting guidelines, this accrual can be offset by a corresponding debit to a long-term asset up to the amount of accumulated unrecognized prior service costs. Any remaining amount is to be recorded as a direct charge to equity. Therefore, at year-end, the Company recorded a $3.4 million debit in Deferred Charges Other and a $5.3 million debit in Accumulated Other Comprehensive Income. In December 2002, the Company will re-measure the accumulated benefit obligations and pension assets, and adjust the accrual and deferrals as appropriate.

(5) Leases

      The Company leases certain equipment used in its operations. The Company has capitalized certain of these leases and reflects lease payments as rental expense in the periods to which they relate.

      Total rent expense for the year ended December 31, 2001 was $592,000. Total rental expense for the period from November 8 through December 31, 2000 and the period from January 1 through November 7, 2000 approximated $128,000 and $688,000, respectively. Total rental expense for the four months ended December 31, 1999 and eight months ended August 31, 1999 approximated $265,000 and $545,000, respectively.

                              COLONIAL GAS COMPANY

      The remaining minimum rental commitment for capital leases at December 31, 2001 is as follows:

Year                                                              (In Thousands)
----
2002 ........................................................               $296
2003 ........................................................                167
2004 ........................................................                 35
2005 ........................................................                  3
2006 ........................................................                 --
Later years .................................................                 --
                                                                            ----
Total minimum lease payments ................................               $501
                                                                            ====

(6) Fair Values of Financial Instruments

      The following methods and assumptions were used to estimate the fair values of financial instruments:

            Cash--The carrying amounts approximate fair value.

            Short-term Debt--The carrying amounts of the Company's short-term debt, including notes payable and gas inventory financing, approximate their fair value.

            Long-term Debt--The fair value of long-term debt is estimated based on currently quoted market prices.

      The carrying amounts and estimated fair values of the Company's long-term debt at December 31, 2001 and 2000 are as follows:

                                  2001                         2000
                        ------------------------       -----------------------
                        Carrying                       Carrying
                         Amount       Fair Value        Amount      Fair Value
                         ------       ----------        ------      ----------
                                            (In Thousands)

Long-term debt ......   $120,868       $120,653       $121,193       $121,606

(7) Related Party Transactions

      In 2001, the Company was charged $9,080,000 by KeySpan Corporate Services for services, which included: executive and administrative, corporate affairs, customer services, environmental services, financial services (including accounting, auditing, risk management, tax, treasury/finance), human resources, information technology, legal, materials management and purchasing, and strategic planning.

      KeySpan Corporate Services also purchases and/or develops and implements software and purchases hardware which are or will be used by the Company. Capital costs charged to the Company for these technology assets totaled $5,616,000 during 2001.

      The Company paid Eastern $145,000 for the period November 8, 2000 through December 31, 2000, $725,000 for the period January 1, 2000 through November 7, 2000 and $240,000 in 1999 for legal, tax and corporate services rendered.

      On November 8, 2000, KeySpan Corporate Services became an affiliate of the Company, through the Company's merger with KeySpan. KeySpan Corporate Services provides financing to the Company for working

                              COLONIAL GAS COMPANY
capital and gas inventory through the Company's participation in a Utility Money Pool. At December 31, 2001, the Company had outstanding borrowings of $68,517,000 and $21,958,000 for working capital and fuel inventory, respectively. In 2001, the Company was charged by KeySpan Corporate Services $1,347,000 and $547,000 for interest on working capital and fuel inventory borrowings, respectively. At December 31, 2000, the Company had outstanding borrowings of $47,209,000 and $19,216,000 for working capital and gas inventory, respectively. In 2000, the Company paid KeySpan Corporate Services $170,000 and $42,000 for interest on these working capital and gas inventory borrowings, respectively. Interest charged is equal to actual interest incurred by KeySpan Corporate Services to borrow funds to meet the needs of the Company, plus a proportional share of the administrative costs incurred in obtaining the funds to meet the combined short-term borrowing requirements of the members of the Utility Pool Agreement.

      As of December 31, 2001, $200 million in advances were recorded on the books of the Company from KeySpan Corporation. A $100 million of this advance was previously owed to Eastern and is reflected in the Balance Sheet at December 31, 1999. In 2001, the Company was charged by KeySpan Corporation $17,141,000 and $650,000 for interest and debt issuance costs, respectively. Interest charged is equal to actual interest incurred by KeySpan Corporation on such advances by KeySpan Corporation. Issuance expense is charged to the Company from KeySpan Corporation equal to the actual issuance costs incurred by KeySpan Corporation on such advances. These costs are amortized over the life of the borrowings.

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

(9) Environmental Matters

      The Company, like many other companies in the natural gas industry, is party to governmental proceedings requiring investigation and possible remediation of former manufactured gas plant ("MGP") and related sites. The Company may have or share responsibility under applicable environmental laws for the remediation of one former MGP site and related satellite disposal sites, as well as one non-MGP site and a federal superfund site. The Company has estimated its potential share of the costs of investigating and remediating these sites in accordance with SFAS No. 5, "Accounting for Contingencies," and the American Institute of Certified Public Accountants Statement of Position 96-1, "Environmental Remediation Liabilities." The Company presently estimates the remaining cost of its MGP-related environmental cleanup activities will be $2.4 million, which amount has been accrued by the Company as a reasonable estimate of probable cost for known sites. However, there can be no assurance that actual costs will not vary considerably from this estimate. Factors that may bear on actual costs differing from estimates include, without limit, changes in regulatory standards, changes in remediation technologies and practices and the type and extent of contaminants discovered at the sites.

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

                              COLONIAL GAS COMPANY

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

(10) Workforce Reduction Program

      As a result of the KeySpan merger, the Company implemented a severance program in an effort to reduce the workforce. The Company recorded a liability of $1.7 million associated with this severance program. During the year ended December 31, 2001 the Company reduced this liability by $1.1 million as a result of lower than anticipated costs per employee and recorded a corresponding reduction to Goodwill. This severance program was targeted to reduce the Company's workforce by an additional 20 employees. At December 31, 2001 the Company paid $0.6 million for this program, which was completed in 2001.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Colonial Gas Company:

      We have audited the accompanying consolidated balance sheet of Colonial Gas Company (a Massachusetts Corporation and an indirect wholly-owned subsidiary of KeySpan Corporation) and subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of earnings, retained earnings, comprehensive income and cash flows for the year ended December 31, 2001, the period from November 8, 2000 through December 31, 2000, the period from January 1, 2000 through November 7, 2000, the four months ended December 31, 1999 and the eight months ended August 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Colonial Gas Company and subsidiary as of December 31, 2001 and 2000 and the results of their operations and their cash flows for the year ended December 31,2001,the period from November 8, 2000 through December 31, 2000, the period from January 1, 2000 through November 7, 2000, the four months ended December 31, 1999 and the eight months ended August 31, 1999, in conformity with accounting principles generally accepted in the United States.

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


                                        ARTHUR ANDERSEN LLP

New York, New York
February 4, 2002

                              COLONIAL GAS COMPANY

                          INTERIM FINANCIAL INFORMATION
              For the Two Years Ended December 31, 2001 (Unaudited)

                                                              Three Months Ended
                                                              ------------------
                                           March 31        June 30        Sept. 30        Dec. 31
                                           --------        -------        --------        -------

                                                                (In Thousands)
2001
Operating revenues .................       $122,048       $ 42,185        $ 19,482        $62,407
Operating margin ...................       $ 42,681       $ 13,754        $  6,564        $24,059
Utility operating earnings (loss) ..       $ 18,867       $    579        $ (3,062)       $ 6,741
Net earnings (loss) ................       $ 12,474       $ (5,777)       $ (9,227)       $   946

                                                                                                      Period from       Period from
                                                           Three Months Ended                          October 1         November 8
                                                      ----------------------------                      through           through
                                           March 31             June 30              Sept. 30            Nov. 7           Dec. 31
                                           --------             -------              --------            ------           -------
                                      (Predecessor II)     (Predecessor II)      (Predecessor II)   (Predecessor II)
                                                                                  (In Thousands)
2000
Operating revenues .................       $86,335             $ 26,718              $ 16,222           $ 8,867           $61,414
Operating margin ...................       $41,494             $ 13,953              $  6,654           $ 3,383           $29,030
Utility operating earnings (loss) ..       $17,243             $  2,379              $ (5,922)          $(8,486)          $10,544
Net earnings (loss) ................       $13,695             $ (1,565)             $(10,229)          $(9,261)          $ 6,856

      In the opinion of management, the quarterly financial data includes all adjustments, unless otherwise noted in the accompanying footnotes, consisting only of normal recurring accruals, necessary for a fair presentation of such information.

                                                                     SCHEDULE II

                              COLONIAL GAS COMPANY

                        VALUATION AND QUALIFYING ACCOUNTS

                                 (In Thousands)

                                                                   Additions
                                                                   ---------                 Net
                                           Balance at       Charged        Charged        Deductions       Balance at
                                           Beginning       (Credited)      to Other          from             End
        Description                        Of Period       to Income       Accounts        Reserves        Of Period
        -----------                        ---------       ---------       --------        --------        ---------

                                            For the Year Ended December 31, 2001
                                            ------------------------------------
Reserves for doubtful accounts              $2,964          $2,820          $   --          $2,075          $3,709
                                            ======          ======          ======          ======          ======
Reserve self-insurance                      $1,886          $  275          $   --          $  566          $1,595
                                            ======          ======          ======          ======          ======
Reserve for environmental expenses          $  850          $   --          $1,664          $   96          $2,418
                                            ======          ======          ======          ======          ======

                                            For the Period from November 8 through December 31, 2000
                                            --------------------------------------------------------
Reserves for doubtful accounts              $2,897          $  286          $   --          $  219          $2,964
                                            ======          ======          ======          ======          ======
Reserve self-insurance                      $1,427          $  459          $   --          $   --          $1,886
                                            ======          ======          ======          ======          ======
Reserve for environmental expenses          $  850          $   --          $   --          $   --          $  850
                                            ======          ======          ======          ======          ======

                                            For the Period from January 1 through November 7, 2000
                                            ------------------------------------------------------
                                            (Predecessor II)
                                            ----------------
Reserves for doubtful accounts              $2,677          $1,695          $   --          $1,475          $2,897
                                            ======          ======          ======          ======          ======
Reserve self-insurance                      $1,108          $  793          $   --          $  474          $1,427
                                            ======          ======          ======          ======          ======
Reserve for environmental expenses          $  850          $   --          $   --          $   --          $  850
                                            ======          ======          ======          ======          ======

                                            For the Four Months Ended December 31, 1999
                                            -------------------------------------------
                                            (Predecessor II)
                                            ----------------
Reserves for doubtful accounts              $3,168          $  344          $   --          $  835          $2,677
                                            ======          ======          ======          ======          ======
Reserve self-insurance                      $1,008          $  100          $   --          $   --          $1,108
                                            ======          ======          ======          ======          ======
Reserve for environmental expenses          $  200          $   --          $  650          $   --          $  850
                                            ======          ======          ======          ======          ======

                                            For the Eight Months Ended August 31, 1999
                                            ------------------------------------------
                                            (Predecessor I)
                                            ---------------
Reserves for doubtful accounts              $2,551          $1,234          $   --          $  617          $3,168
                                            ======          ======          ======          ======          ======
                                                                                            $ (760)*
Reserve self-insurance                      $1,408          $  559          $   --          $  199          $1,008
                                            ======          ======          ======          ======          ======
Reserve for environmental expenses          $  200          $   --          $   --          $   --          $  200
                                            ======          ======          ======          ======          ======

*  Reserve Balance spun off from Transgas at acquisition