Form 10-Q
period 2002-03-31
COLONIAL GAS CO
filed 2002-05-15
CIK 60653

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2002
                                             ----------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from         to
                                    -------    -------

                         Commission File Number 0-10007
                                                -------

                              COLONIAL GAS COMPANY
                    D/B/A KEYSPAN ENERGY DELIVERY NEW ENGLAND
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         MASSACHUSETTS                                       04-3480443
-------------------------------                             ------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)


                 ONE BEACON STREET, BOSTON, MASSACHUSETTS 02108
                 -----------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                  617-742-8400
                -----------------------------------------------
              (Registrant's telephone number, including area code)


                                      None
                -----------------------------------------------
               Former name, former address and former fiscal year,
                          if changed since last report.



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

                                                                       FORM 10-Q
                                                                          Page 2

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

ITEM 1. FINANCIAL STATEMENTS
-----------------------------

Company or group of companies for which report is filed:

COLONIAL GAS COMPANY ("Company")

Statement of Earnings
---------------------


                                                               Unaudited
                                                            (In Thousands)
                                                      For the Three Months Ended
                                                      --------------------------
                                                     March 31,               March 31,
                                                       2002                    2001
                                                    -----------            -----------
OPERATING REVENUES .............................      $84,807                $122,048
     Cost of gas sold ..........................       47,032                  79,367
                                                      -------                --------
     Operating Margin ..........................       37,775                  42,681
                                                      -------                --------

OPERATING EXPENSES:

     Operations ................................        5,923                   6,069
     Maintenance ...............................        1,391                     949
     Depreciation and amortization .............        3,965                   3,870
     Amortization of goodwill ..................            -                   2,334
     Income taxes ..............................        7,479                   9,129
     Taxes, other than income ..................        1,063                   1,463
                                                      -------                --------
     Total Operating Expenses ..................       19,821                  23,814
                                                      -------                --------
OPERATING EARNINGS .............................       17,954                  18,867

OTHER EARNINGS (LOSS), NET .....................          (23)                    (92)
                                                      -------                --------

EARNINGS BEFORE INTEREST EXPENSE ...............       17,931                  18,775
                                                      -------                --------

INTEREST EXPENSE:

     Long-term debt ............................        2,127                   2,116
     Other, including amortization
     of debt expense ...........................        4,128                   4,207
     Less - Interest during construction .......          (41)                    (22)
                                                      -------                --------
     Total Interest Expense ....................        6,214                   6,301
                                                      -------                --------

NET EARNINGS ...................................      $11,717                $ 12,474
                                                      =======                ========


The accompanying notes are an integral part of these financial statements.

                                                                       FORM 10-Q
                                                                          Page 3


Colonial Gas Company
--------------------

Balance Sheets
--------------


                                                                          Unaudited
                                                                        (In Thousands)

                                                       March 31,           March 31,           December 31,
                                                        2002                 2001                  2001
                                                     -----------          -----------          ------------
ASSETS

GAS PLANT, at cost .............................     $ 418,788              $ 395,343            $ 418,099
     Construction work-in-progress .............        14,359                 11,557                9,763
     Less-Accumulated depreciation .............      (136,932)              (123,595)            (133,127)
                                                     ---------              ---------            ---------
             Net plant .........................       296,215                283,305              294,735
                                                     ---------              ---------            ---------

CURRENT ASSETS:

     Cash and cash equivalents .................           153                  6,090                  121
     Accounts receivable, less reserves
        of $4,078 and $4,420 at
        March 31, 2002 and 2001,
        respectively, and $3,709 at
        December 31, 2001 ......................        36,042                 50,972               19,531
     Accounts receivable - affiliates ..........        27,869                     87               25,713
     Accrued utility revenue ...................        11,688                 20,800               19,064
     Deferred gas costs ........................         5,824                 37,509               15,579
     Natural gas and other inventories .........         6,403                  4,086               16,832
     Materials and supplies ....................           807                  1,511                  695
     Prepaid expenses ..........................            72                    170                   72
                                                      --------              ---------            ---------
             Total Current Assets ..............        88,858                121,225               97,607
                                                      --------              ---------            ---------


OTHER ASSETS:

     Goodwill ..................................        377,652               369,516              377,652
     Deferred charges and other assets .........          4,937                 4,345                6,998
                                                      ---------             ---------            ---------
             Total Other Assets ................        382,589               373,861              384,650
                                                      ---------             ---------            ---------

TOTAL ASSETS ...................................      $ 767,662             $ 778,391            $ 776,992
                                                      =========             =========            =========


The accompanying notes are an integral part of these financial statements.

                                                                       FORM 10-Q
                                                                          Page 4

Colonial Gas Company
--------------------

Balance Sheets
--------------

                                                                                                    Unaudited
                                                                                                  (In Thousands)

                                                                               March 31,            March 31,        December 31,
                                                                                 2002                 2001               2001
                                                                          ------------------   -----------------   ----------------
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:

    Common stockholder's investment-
      Common stock, $1 par value-
      Authorized-200,000 shares; outstanding-100 shares ...............        $      -             $      -           $      -
      Amounts in excess of par value ..................................         269,430              203,558            269,430
    Retained earnings .................................................           2,989               19,330              5,272
    Accumulated comprehensive income ..................................          (5,281)                   -             (5,281)
                                                                               --------             --------           --------
      Total common stockholder's investment ...........................         267,138              222,888            269,421
    Long-term obligations, less current portion .......................         120,620              120,484            120,205
                                                                               --------             --------           --------
      Total Capitalization ............................................         387,758              343,372            389,626
    Advance from KeySpan ..............................................         214,000              250,000            200,000
                                                                               --------             --------           --------
      Total Capitalization and Advance ................................         601,758              593,372            589,626
                                                                               --------             --------           --------

CURRENT LIABILITIES:

     Current portion of long-term obligations .........................             247                  384                296
     Note payable utility pool ........................................          51,957               47,327             68,517
     Note payable utility pool-gas inventory financing ................           8,580                5,995             21,958
     Accounts payable .................................................          16,530               34,242             12,538
     Accounts payable-affiliates ......................................               -               17,671                  -
     Accrued taxes ....................................................           1,267                1,187                896
     Accrued state income taxes .......................................             659                2,167                (75)
     Accrued interest .................................................          12,497               10,597              8,726
     Customer deposits ................................................             462                  717                538
     Refunds due customers ............................................             163                1,318                303
     Other ............................................................             155                   61                353
                                                                               --------             --------            -------
          Total Current Liabilities ...................................          92,517              121,666            114,050
                                                                               --------             --------            -------

OTHER LIABILITIES:

     Deferred income taxes ............................................          39,033               42,375             38,322
     Unamortized investment tax credits ...............................           2,351                2,554              2,402
     Postretirement benefits obligation ...............................           6,721                6,263              6,770
     Other ............................................................          25,282               12,161             25,822
                                                                               --------             --------            -------
        Total Other Liabilities .......................................          73,387               63,353             73,316
                                                                               --------             --------            -------

TOTAL CAPITALIZATION AND LIABILITIES ..................................        $767,662             $778,391           $776,992
                                                                               ========             ========           ========

The accompanying notes are an integral part of these financial statements.

                                                                       FORM 10-Q
                                                                          Page 5


Colonial Gas Company
--------------------

Statement of Cash Flows
-----------------------

                                                                                                     Unaudited
                                                                                                   (In Thousands)

                                                                                             For the Three Months Ended
                                                                                             --------------------------
                                                                                          March 31,               March 31,
                                                                                            2002                    2001
                                                                                         ------------         ---------------
Cash flows from operating activities:
     Net earnings ........................................................                $ 11,717               $ 12,474
     Adjustments to reconcile net earnings to
         cash provided by operating activities:
         Depreciation and amortization ...................................                   3,965                  6,204
         Deferred taxes ..................................................                     711                  5,734
         Other changes in assets and liabilities:
              Accounts receivable ........................................                 (18,667)               (21,539)
              Accrued utility revenue ....................................                   7,376                  1,614
              Deferred gas costs .........................................                   9,755                 (3,959)
              Inventories ................................................                  10,317                  9,358
              Accounts payable ...........................................                   3,992                  6,662
              State income taxes .........................................                     734                  1,876
              Accrued interest ...........................................                   3,771                  6,334
              Other ......................................................                   1,372                   (834)
                                                                                          --------               --------
Cash provided by operating activities ....................................                  35,043                 23,924
                                                                                          --------               --------

Cash flows from investing activities:
     Capital expenditures, net of retirements ............................                  (5,073)                (4,855)
                                                                                          --------               --------
Cash used for investing activities .......................................                  (5,073)                (4,855)
                                                                                          --------               --------

Cash flows from financing activities:
     (Repayments to) proceeds from note payable-utility pool .............                 (16,560)                   118
     (Repayments to) note payable-inventory financing ....................                 (13,378)               (13,221)
     Advance from KeySpan ................................................                  14,000                      -
     Dividend paid to KeySpan ............................................                 (14,000)                     -
                                                                                          --------               --------
Cash used for financing activities .......................................                 (29,938)               (13,103)
                                                                                          --------               --------

Increase in cash and cash equivalents ....................................                      32                  5,966

Cash and cash equivalents at beginning of period .........................                     121                    124
                                                                                          --------               --------

Cash and cash equivalents at end of period ...............................                $    153               $  6,090
                                                                                          ========               ========


The accompanying notes are an integral part of these financial statements.

                                                                       FORM 10-Q
                                                                          Page 6


                              COLONIAL GAS COMPANY
                              --------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                 MARCH 31, 2002
                                 --------------

1.       ACCOUNTING POLICIES AND OTHER INFORMATION
         -----------------------------------------

         General
         -------

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

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q. Therefore these interim financial statements should be read in conjunction with the Company's 2001 Annual Report filed on Form 10-K with the Securities and Exchange Commission. The December 31, 2001 financial statement information has been derived from the audited financial statements.

         Merger and Goodwill
         -------------------

         On November 8, 2000, KeySpan acquired all the common stock of Eastern for $64.56 per share in cash. The transaction was accounted for using the purchase method of accounting for business combinations. The purchase price was allocated to the net assets acquired of Eastern and its subsidiaries based upon their fair value. The historical cost basis of the Company's assets and liabilities, with minor exceptions, was determined to represent fair value due to the existence of regulatory-approved rate plans that are based upon the recovery of historical costs and a fair return thereon. Under push-down accounting, the excess of the purchase price over the fair value of the Company's net assets acquired, or goodwill, of approximately $388 million was recorded as an asset and was amortized based on a 40-year period, through December 31, 2001.

                                                                       FORM 10-Q
                                                                          Page 7

         Recent Accounting Pronouncements
         --------------------------------

         On January 1, 2002, the Company adopted SFAS 141, "Business Combinations", and SFAS 142 "Goodwill and Other Intangible Assets". The key concepts from the two interrelated Statements include mandatory use of the purchase method when accounting for business combinations, discontinuance of goodwill amortization, a revised framework for testing goodwill impairment at a "reporting unit" level, and new criteria for the identification and potential amortization of other intangible assets. Other changes to existing accounting standards involve the amount of goodwill to be used in determining the gain or loss on the disposal of assets, and a requirement to test goodwill for impairment at least annually.

         The annual impairment test is to be performed within six months of adopting SFAS 142 with any resulting impairment reflected as either a change in accounting principle, or a charge to operations in the financial statements. We have completed our analysis for the Company, determining that no impairment exists.

         For the three months ended March 31, 2001, goodwill amortization of $2.3 million was recorded. As required by SFAS 142, below is a reconciliation of reported net income for the three months ended March 31, 2001 and pro-forma net income, for the same period, adjusted for the discontinuance of goodwill amortization.


                                       Three Months            Three Months
                                          Ended                   Ended
                                      March 31, 2002          March 31, 2001
                                      --------------          --------------
           Net Earnings .............    $ 11,717                $ 12,474
           Add back: goodwill
             amortization ...........           -                $  2,334
                                         --------                --------
           Adjusted net earnings ....    $ 11,717                $ 14,808



         In July of 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". The Standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity will capitalize a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its then present value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. We are currently evaluating the impact, if any, that this Statement may have on our results of operations and financial condition.

         SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was effective January 1, 2002, and addresses accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business." SFAS No. 144 retains the fundamental provisions of SFAS No. 121 and expands the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The implementation of this Statement, effective January 1, 2002, did not have an impact on our results of operations and financial condition.

                                                                       FORM 10-Q
                                                                          Page 8

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

                                                                       FORM 10-Q
                                                                          Page 9


         ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ----------------------------------------------------------------------
         RESULTS OF OPERATIONS:
         ----------------------

         RESULTS OF OPERATIONS

         Net earnings for the first quarter of 2002 were $11.7 million, a decrease of $.8 million, or 6%, from the first quarter of 2001. Weather was 12% warmer than normal and 16% warmer than 2001.

         Operating revenues in the first quarter of 2002 decreased $37.2 million, or 31%, principally due to decreases in cost of gas charged to customers and the warmer weather.

         Operating margin decreased $4.9 million, or 11%, principally due to the warmer weather.

         Operations and maintenance expense increased $.3 million, or 4.2%.

         In accordance with SFAS 142, as of January 1, 2002, the company no longer amortizes goodwill. The first quarter of 2001 reflects amortization of goodwill of $2.3 million.

         LIQUIDITY AND CAPITAL RESOURCES

         The Company believes that projected cash flow from operations, in combination with currently available resources, is sufficient to meet 2002 capital expenditures, working capital requirements, dividend payments and normal debt repayments.

         On March 31, 2002, the Company received $14 million and recorded an additional advance to KeySpan. The Company paid a dividend to KeySpan of $14 million.

         The Company expects capital expenditures for 2002 to be approximately $31 million and cost of removal to be approximately $1 million. Actual capital expenditures for the first quarter were $5 million. Capital expenditures will be largely for system expansion to meet customer growth and improvements to the distribution system.

                                                                       FORM 10-Q
                                                                         Page 10

         FORWARD-LOOKING INFORMATION

         Certain statements contained in this Form 10-Q concerning expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are other than statements of historical facts, are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Without limiting the foregoing, all statements relating to our future outlook, anticipated capital expenditures, future cash flows and borrowings, pursuit of potential future acquisition opportunities and sources of funding, are forward-looking statements. Such forward-looking statements reflect numerous assumptions and involve a number of risks and uncertainties and actual results may differ materially from those discussed in such statements. Among the factors that could cause actual results to differ materially are: general economic conditions, especially in Massachusetts; available sources and cost of fuel; federal and state regulatory initiatives that increase competition, threaten cost and investment recovery, and impact rate structures; the ability of the Company to successfully reduce its cost structure; inflationary trends and interest rates; and other risks detailed from time to time in other reports and other documents filed by the Company with SEC. For any of these statements, the Company claims the protection of the safe harbor for forward-looking information contained in the Private Securities Litigation Reform Act of 1995, as amended.

                                                                       FORM 10-Q
                                                                         Page 11

                           PART II. OTHER INFORMATION
                           --------------------------

ITEM 1.  LEGAL AND REGULATORY PROCEEDINGS
-----------------------------------------

         On November 1, 2001, the Massachusetts Department of Telecommunications and Energy ("Department") issued an order requiring all Massachusetts electric and gas utilities to develop service quality plans effective January 1, 2002. On April 17, 2002, the Department issued an order approving the Company's Service Quality Plan that was filed with the Department on March 1, 2002. Service quality will be separately tracked and measured against historical benchmarks. The Department may assess a penalty against a company that fails to meet its service quality benchmarks. The penalty amount can be up to 2% of the company's distribution revenues. Each measurement period will be a calendar year. The first measurement period began on January 1, 2002.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

         None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)      List of Exhibits

         None

(b)      Reports on Form 8-K

         In our Report on Form 8-K, dated April 5, 2002, we disclosed that on March 29, 2002, our Board of Directors, upon recommendation of the Audit Committee, determined not to renew the engagement of Arthur Andersen LLP as independent public accountants and appointed Deloitte & Touche LLP as our independent public accountants.

                                                                       FORM 10-Q
                                                                         Page 12

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               Colonial Gas Company
                                     D/B/A KEYSPAN ENERGY DELIVERY NEW ENGLAND
                                 -----------------------------------------------
                                                   (Registrant)




                                        /s/     Joseph F. Bodanza
                                 -----------------------------------------------
                                        J.F. Bodanza, Senior Vice President
                                    Finance, Accounting and Regulatory Affairs
                                  (Principal Financial and Accounting Officer)





Dated: May 15, 2002
       ------------