Form 10-Q
period 2002-06-30
COLONIAL GAS CO
filed 2002-08-14
CIK 60653

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002
                                               ---------------

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from ______ to ______


                         Commission File Number 0-10007

                              COLONIAL GAS COMPANY
                    D/B/A KEYSPAN ENERGY DELIVERY NEW ENGLAND
                   ------------------------------------------
             (Exact name of registrant as specified in its charter)


  MASSACHUSETTS                                         04-3480443
  ---------------                                      ------------
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

      Common stock of Registrant at the date of this report was 100 shares, all held by KeySpan New England, LLC.

      The Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is filing this Form with the reduced disclosure format.

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

Company or group of companies for which report is filed:

COLONIAL GAS COMPANY
Statements of Operations
------------------------
                                                                               (Unaudited)
                                                                             (In Thousands)
                                                                For the                               For the
                                                          Three Months Ended                     Six Months Ended
                                                          ------------------                     ----------------
                                                       June 30,           June 30,          June 30,          June 30,
                                                         2002               2001              2002              2001
                                                        -------            -------           -------           -------

OPERATING REVENUES                                       $32,434            $ 42,185         $117,241          $164,233
    Cost of gas sold                                      18,185              28,431           65,217           107,798
                                                         -------             -------           ------           -------
    Operating Margin                                      14,249              13,754           52,024            56,435
                                                         -------             -------           ------           -------
OPERATING EXPENSES:
    Operations and maintenance                             8,041               8,088           15,355            15,106
    Depreciation and amortization                          3,965               3,631            7,931             7,501
    Amortization of goodwill                                   -               2,334                -             4,668
    Operating taxes                                        1,082               1,018            2,144             2,481
                                                          ------             -------           ------            ------
    Total Operating Expenses                              13,088              15,071           25,430            29,756
                                                          ------             -------           ------            ------
OPERATING INCOME (LOSS)                                    1,161              (1,317)          26,594            26,679

OTHER INCOME (LOSS), NET                                      16                  21               (7)              (71)
                                                          ------               -----            ------           -------

INCOME (LOSS) BEFORE INTEREST EXPENSE
AND INCOME TAXES                                           1,177              (1,296)          26,587            26,608
                                                           -----              -------          ------            ------

INTEREST EXPENSE:
    Long-term debt                                         1,957               2,133            4,083             4,249
    Other, including Advance from KeySpan
           and Utility Pool Borrowings                     4,241               4,290            8,370             8,496
    Less - Interest during construction                     (452)                (46)            (493)              (67)
                                                           ------              -----           ------            -------
    Total Interest Expense                                 5,746               6,377           11,960            12,678
                                                           ------              -----           ------            -------

INCOME TAXES:
    Current                                               (1,526)             (2,531)           5,293             6,084
    Deferred                                                (317)                635              343             1,149
                                                            -----             -------           -----             -----
    Total Income Taxes (Benefit)                          (1,843)             (1,896)           5,636             7,233
                                                          -------             -------           -----             -----

NET INCOME (LOSS)                                        $(2,726)            $(5,777)          $8,991            $6,697
                                                          =======             =======           =====             =====

The accompanying notes are an integral part of these financial statements.


Colonial Gas Company
--------------------
Balance Sheets
--------------


                                                                                      Unaudited
                                                                                    (In Thousands)

                                                                                 June 30,            December 31,
                                                                                   2002                  2001
                                                                                -----------          ------------
ASSETS

     GAS PLANT, at cost                                                              $420,184             $418,099
     Construction work-in-progress                                                     20,400                9,763
     Less-Accumulated depreciation                                                   (140,688)            (133,127)
                                                                                     --------             --------
                                                                                      299,896              294,735
                                                                                     --------             --------

CURRENT ASSETS:

     Cash and cash equivalents                                                              -                  121
     Accounts receivable                                                               23,146               23,240
     Allowance for uncollectible accounts                                              (4,166)              (3,709)
     Accounts receivable - affiliates                                                  17,679               25,713
     Accrued utility revenue                                                            2,754               19,064
     Deferred gas costs                                                                 6,102               15,579
     Gas in Storage, at average cost                                                   10,834               16,832
     Materials and supplies, at average cost                                              743                  695
     Prepaid expenses                                                                      72                   72
                                                                                       ------              -------
                                                                                       57,164               97,607
                                                                                       ------              -------


OTHER ASSETS:

     Goodwill                                                                         377,652              377,652
     Deferred charges and other assets                                                  6,953                6,998
                                                                                     --------             --------
                                                                                      384,605              384,650
                                                                                     --------             --------

TOTAL ASSETS                                                                         $741,665              $776,992
                                                                                      ========             ========


The accompanying notes are an integral part of these financial statements.

Colonial Gas Company
--------------------
Balance Sheets
--------------
                                                                                              Unaudited
                                                                                             (In Thousands)

                                                                                       June 30,         December 31,
                                                                                         2002               2001
                                                                                  -----------------   ----------------
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
    Common stockholder's investment-
      Common stock, $1 par value-
      Authorized-200,000 shares;outstanding-100 shares                                    $      -           $      -
      Amounts in excess of par value                                                       269,430            269,430
    Retained earnings                                                                          263              5,272
    Accumulated comprehensive income                                                        (3,433)            (5,281)
                                                                                          --------            -------
      Total common stockholder's investment                                                266,260            269,421
    Long-term obligations, less current portion                                            105,621            120,205
    Advance from KeySpan Corporation                                                       214,000            200,000
                                                                                           -------            -------
      Total Capitalization                                                                 585,881            589,626
                                                                                          --------           --------

CURRENT LIABILITIES:
     Current portion of long-term obligations                                                  248                296
     Note payable utility pool                                                              58,845             68,517
     Note payable utility pool-gas inventory financing                                       9,238             21,958
     Accounts payable                                                                       11,685             12,538
     Accrued taxes                                                                             938                821
     Accrued interest                                                                        3,504              8,726
     Other                                                                                     604              1,194
                                                                                           -------            -------
                                                                                            85,062            114,050
                                                                                           -------            -------

OTHER LIABILITIES:
     Deferred income taxes                                                                  36,918             38,322
     Unamortized investment tax credits                                                      2,300              2,402
     Postretirement benefits obligation                                                      6,996              6,770
     Other                                                                                  24,508             25,822
                                                                                          --------            -------
                                                                                            70,722             73,316
                                                                                          --------            -------

TOTAL CAPITALIZATION AND LIABILITIES                                                      $741,665           $776,992
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

   Colonial Gas Company
   --------------------
   Statement of Cash Flows
   -----------------------
                                                                                              Unaudited
                                                                                            (In Thousands)

                                                                                       For the Six Months Ended
                                                                                       ------------------------
                                                                                 June 30,      June 30,
                                                                                   2002                    2001
                                                                                ------------         ---------------
Cash flows from operating activities:
     Net income                                                                      $8,991                 $6,697
     Adjustments to reconcile net income to
         cash provided by operating activities:
         Depreciation and amortization                                                7,931                 12,169
         Deferred taxes                                                                 343                  1,149
         Other changes in assets and liabilities:
              Accounts receivable                                                       677                (10,872)
              Accounts receivable - affiliates                                        8,034                  8,883
              Accrued utility revenue                                                16,310                 18,852
              Deferred gas costs                                                      9,477                  5,376
              Gas in Storage                                                          5,950                 (1,377)
              Accounts payable                                                         (979)               (19,508)
              Accrued taxes                                                             117                  6,221
              Accrued interest                                                       (5,222)                12,324
              Other                                                                  (2,431)                 3,045
                                                                                    --------              --------
Cash provided by operating activities                                                49,198                 42,959
                                                                                    -------               --------

Cash flows from investing activities:
     Capital expenditures                                                           (12,343)               (10,269)
                                                                                  ---------              ---------
Cash used for investing activities                                                  (12,343)               (10,269)
                                                                                  ---------              ---------

Cash flows from financing activities:
     Repayment of long-term debt                                                    (15,000)                     -
     Repayments of note payable-utility pool                                         (9,256)               (26,005)
     Repayments of note payable
          -gas inventory financing                                                  (12,720)                (6,656)
     (Repayment) Advance from KeySpan                                                14,000                (50,000)
     Capital Contribution                                                                 -                 50,000
     Dividend paid to KeySpan                                                       (14,000)                     -
                                                                                   --------                -------
Cash used for financing activities                                                  (36,976)               (32,661)
                                                                                   --------               --------

Increase (decrease) in cash and cash equivalents                                       (121)                    29

Cash and cash equivalents at beginning of period                                        121                    124
                                                                                   --------                -------

Cash and cash equivalents at end of period                                         $      -                $   153
                                                                                   ========                =======



The accompanying notes are an integral part of these financial statements.

                              COLONIAL GAS COMPANY
                              --------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                    UNAUDITED
                                    ---------

                                  June 30, 2002
                                  -------------


1.   ACCOUNTING POLICIES AND OTHER INFORMATION
     -----------------------------------------


     Colonial Gas Company d/b/a KeySpan Energy Delivery New England (the "Company") is a gas distribution company engaged in the transportation and sale of natural gas to residential, commercial and industrial customers. The Company's service territory includes 24 municipalities located northwest of Boston and on Cape Cod. The Company is a wholly-owned subsidiary of KeySpan New England, LLC ("KNE LLC") and an indirect wholly-owned subsidiary of KeySpan Corporation ("KeySpan"), a registered holding company under the Public Utility Holding Company Act of 1935, as amended.

     It is the Company's opinion that the accompanying financial statements contain all adjustments necessary to present fairly its financial position as of June 30, 2002, and the results of its operations for the three and six months ended June 30, 2002 and June 30, 2001, as well as cash flows for the six months ended June 30, 2002 and June 30, 2001. Results for the periods are not necessarily indicative of results to be expected for the year, due to the seasonal nature of the Company's operations. Other than as noted, adjustments were of a normal recurring nature and accounting policies have been applied in a manner consistent with prior periods.

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

2.   Seasonal Aspect
     ---------------

     The gas distribution business is influenced by seasonal weather conditions. Annual revenues are principally realized during the heating season (November 1, to April 30) as a result of the large proportion of heating sales in these months. Accordingly, results of operations are most favorable in the first quarter of the Company's fiscal year, followed by the fourth quarter. Losses are generally incurred in the second and third quarters.

3.   Accounting for the Effects of Rate Regulation
     ---------------------------------------------

     In 1999, the Massachusetts Department of Telecommunications and Energy (the "Department") approved a rate plan resulting in a ten-year freeze of base rates at current levels. Due to the length of the base rate freeze, the Company was required to discontinue its application of Statement of Financial Accounting Standards ("SFAS") No. 71 "Accounting for the Effects of Certain Types of Regulation".

4.   Recent Accounting Pronouncements
     --------------------------------

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

     SFAS 142 allows for various valuation methodologies to test for impairment, including a discounted cash flow method, as compared to an undiscounted cash flow method, which was utilized under the previous standard. Impairment is deemed to exist when the carrying amount of goodwill exceeds its implied fair value. Upon adoption of SFAS 142, any amounts impaired initially will be recorded as a cumulative effect of an accounting change in the statement of income and any impairment thereafter will be recorded as an operating expense. The discounted cash flow model requires broad assumptions and significant judgement by management including, but not limited to, projections of revenues, working capital, capital expenditures, taxes and cost of capital.

     The Company has completed its impairment tests and determined that no impairment exists. Fair value was determined using a discounted cash flow methodology. These impairment tests are required to be performed upon adoption of SFAS 142 and at least annually thereafter. On an ongoing basis (absent any impairment indicators), the Company expects to perform impairment tests during the fourth quarter.

     As discussed above, amortization of goodwill has been discontinued effective January 1, 2002. For the three and six months ended June 30, 2001, goodwill amortization was $2.3 and $4.7 million, respectively. As required by SFAS 142, below is a reconciliation of reported net income for the three and six months ended June 30, 2001 and pro-forma net income, for the same periods, adjusted for the discontinuance of goodwill amortization.

     ---------------------------------- ------------------------ ------------------- -------------------- --------------------

                                        Three Months             Three Months        Six Months           Six Months
                                           Ended                    Ended              Ended                Ended
                                        June 30, 2002            June 30, 2001       June 30, 2002        June 30, 2001
     ---------------------------------- ------------------------ ------------------- -------------------- --------------------
     Net Income                         $(2,726)                 $ (5,777)           $8,991               $6,697

     Add back: goodwill amortization
                                              -                     2,334                 -                4,668
     ---------------------------------- ------------------------ ------------------- -------------------- --------------------

     Adjusted Net Income                $(2,726)                 $ (3,443)           $8,991               $11,365
     ---------------------------------- ------------------------ ------------------- -------------------- --------------------

     In July of 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations". The Standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity will capitalize a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its then present value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company is currently evaluating the impact, if any, that this Statement may have on its results of operations and financial position.

     SFAS No. 144,  "Accounting  for the  Impairment  or Disposal of  Long-Lived
     Assets," was effective January 1, 2002, and addresses accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business." SFAS No. 144 retains the fundamental provisions of SFAS No. 121 and expands the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The implementation of this Statement, effective January 1, 2002, did not have an impact on the Company's results of operations and financial position.

5.   Environmental Matters
     ---------------------

     The Company, like many other companies in the natural gas industry, is party to governmental proceedings requiring investigation and possible remediation of former manufactured gas plant ("MGP") and related sites. The Company may have or share responsibility under applicable environmental laws for the remediation of one former MGP site and nine related satellite disposal sites, as well as one non-MGP site and a federal superfund site.

     As of June 30, 2002, the Company estimates the remaining cost of its MGP-related environmental cleanup activities to be $2.7 million, which amount has been accrued by the Company as a reasonable estimate of probable cost for known sites. Expenditures incurred to date with respect to these MGP-related activities total $13.2 million.

     By a rate order issued on May 25, 1990, the Department approved, for ratemaking purposes, recovery of all prudently incurred environmental response costs associated with former MGP related sites over a seven-year period without carrying charges.

     The Company has received and responded to Requests for Information from the U.S. Environmental Protection Agency ("EPA") pursuant to Section 104 of the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), regarding one federal superfund site that the EPA is currently investigating. The Company cannot determine the amount of its liability at this time.

6.   Related Party Transactions
     --------------------------

     The Company, and all utility subsidiaries of KeySpan, participate in a utility money pool established by KeySpan. KeySpan Corporate Services, LLC("KCS"), a subsidiary service company of KeySpan, administers the money pool and provides financing to the Company for working capital and gas inventory. The money pool is funded, in part, through surplus funds in the treasuries of money pool participants. Interest income or expense is recorded by the Company for net funds advanced to or borrowed from the money pool at an interest rate generally equal to KeySpan Corporation's short-term borrowing rate. Interest incurred on gas inventory financing is recovered through the cost of gas adjustment clause.

7.   Long-Term Debt
     --------------

     On May 20, 2002, pursuant to a put option exercised by the holders, the Company repaid $15 million for the 6.81% Series A First Mortgage Secured Medium Term Notes, dated May 19, 1997 that had a maturity date of May 19, 2027. The Notes were repaid at par and there was no gain or loss recognized. The Company borrowed the amount needed to redeem these Notes through the utility money pool.

8.   Regulation
     ----------

     On November 1, 2001, the Department issued an order requiring all Massachusetts electric and gas utilities to develop service quality plans effective January 1, 2002. On April 17, 2002, the Department issued an order approving the Company's service quality plan that was filed with the Department on March 1, 2002. Service quality will be tracked and measured against historical benchmarks. The Department may assess a penalty against a company that fails to meet its service quality benchmarks. The penalty amount can be up to 2% of the company's distribution revenues. Each measurement period will be a calendar year. The first measurement period began on January 1, 2002.

9.   Derivatives
     -----------

     On April 1, 2002 the Company adopted Implementation Issue C16 of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended and interpreted incorporating SFAS 137 and 138 and certain implementation issues (collectively "SFAS 133"). Issue C16 establishes new criteria that must be satisfied in order for contracts that combine a forward contract and a purchased option contract to be exempted as normal purchases and sales.

     Based upon a review of our physical gas purchase commodity contracts, the Company determined that certain contracts can no longer be exempted as normal purchases from the requirements of SFAS 133. As a result, and effective April 1, 2002, such contracts are required to be recorded on the Balance Sheet at fair value and had a calculated fair value at that date of $0.1 million. At June 30, 2002, the fair value of these contracts was $0.1 million. All gas and related transportation costs are currently recovered from customers through the gas adjustment clause. Therefore, changes in the market value of these contracts will be recorded as an accounts receivable or accounts payable on the Balance Sheet.

     ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:
     ---------------------------------------------------------------------------


     RESULTS OF OPERATIONS


     Net Income for the six months ended June 30, 2002 was $9.0 million, an increase of $2.3 million over the corresponding period in the prior year. This increase is primarily due to the discontinuance of goodwill amortization offset, in part, by a decline in operating margin and income taxes.

     Operating revenues for the six-month period ended June 30, 2002 declined $47 million, or 28.6%, from the six month period ended June 30, 2001. Approximately 91% of this decline was due to a significant decrease in the cost of gas sold to customers. Cost of gas sold to customers for the six-month period ended June 30, 2002 decreased $42.6 million, or 39.5%, from 2001. This decline was due to both a decrease in throughput of 16% and a decline in the average commodity price of gas of 26%. Decreased throughput was due to significantly warmer weather (10.7%).

     Variations in gas costs have little or no impact on operating results as the current gas rate structure includes a gas adjustment clause, pursuant to which any difference between actual gas costs incurred and gas costs billed to customers are deferred and refunded to or collected from customers in a subsequent period.

     Operating margin (revenues less cost of gas sold) for the six-month period ended June 30, 2002 decreased $4.4 million, or 7.8%, from the six-month period ended June 30, 2001. The decline was primarily ($5.4 million) driven by warmer weather, offset, in part, by an increase of $1 million in increased sales due to customer growth.

     In accordance with SFAS 142, as of January 1, 2002, the Company is no longer amortizing goodwill. For the six-month period ended June 30, 2001, amortization of goodwill was $4.7 million.

     Income tax expense for the six-month period ended June 30, 2002 decreased approximately $1.6 million, or 22%, from 2001. The decrease is primarily attributable to lower pre-tax earnings before goodwill amortization expense.


     LIQUIDITY AND CAPITAL RESOURCES

     The  Company  believes  that  projected  cash  flow  from  operations,   in
     combination with currently available resources (i.e. borrowings from KeySpan), is sufficient to meet 2002 capital expenditures, working capital requirements and normal debt repayments.

     On March 31, 2002, the Company received an additional advance of $14 million from KeySpan. The Company paid a dividend to KeySpan of $14 million.

     On May 20, 2002, the Company repaid $15 million for the 6.81% Series A First Mortgage Secured Medium Term Notes. The Company financed this repayment by borrowing from the money pool. For further details, see Note 7 to the Financial Statements "Long-Term Debt".

     The Company expects capital expenditures for 2002 to be approximately $31 million. Actual capital expenditures for the six-month period ending June 30, 2002 were $12.3 million. Capital expenditures are largely for system expansion associated with customer growth and improvements to the distribution infrastructure.


     FORWARD-LOOKING INFORMATION

     Certain statements contained in this Form 10-Q concerning expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are other than statements of historical facts, are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Without limiting the foregoing, all statements relating to our future outlook, anticipated capital expenditures, future cash flows and borrowings, pursuit of potential future acquisition opportunities and sources of funding, are forward-looking statements. Such forward-looking statements reflect numerous assumptions and involve a number of risks and uncertainties and actual results may differ materially from those discussed in such statements. Among the factors that could cause actual results to differ materially are: general economic conditions, especially in
     Massachusetts; available sources and cost of fuel; federal and state regulatory initiatives that increase competition, threaten cost and investment recovery, and impact rate structures; the ability of the Company to successfully reduce its cost structure; inflationary trends and interest rates; and other risks detailed from time to time in other reports and other documents filed by the Company with the SEC. For any of these statements, the Company claims the protection of the safe harbor for forward-looking information contained in the Private Securities Litigation Reform Act of 1995, as amended.

                           PART II. OTHER INFORMATION
                           --------------------------


ITEM 1.  LEGAL PROCEEDINGS
--------------------------

None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)      List of Exhibits

     99.1*  Certification  pursuant to 18 U.S.C.  1350,  as adopted  pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002.

     99.2*  Certification  pursuant to 18 U.S.C.  1350,  as adopted  pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002.

     *Filed Herewith

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











                              Colonial Gas Company
                    D/B/A KEYSPAN ENERGY DELIVERY NEW ENGLAND
   --------------------------------------------------------------------------
                                  (Registrant)




                                    /s/Joseph F. Bodanza
                                  ----------------------------------------------
                                    J.F. Bodanza, Senior Vice President
                                    Finance, Accounting and Regulatory Affairs
                                    (Principal Financial and Accounting Officer)





Dated: August 14, 2002