Form 10-Q
period 2002-09-30
COLONIAL GAS CO
filed 2002-11-14
CIK 60653

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                          (X) QUARTERLY REPORT PURSUANT
                            TO SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT
                                     OF 1934

                For the quarterly period ended September 30, 2002
                                               -------------------

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the transition period from________to_________

                         Commission File Number 0-10007

                              COLONIAL GAS COMPANY
                    D/B/A KEYSPAN ENERGY DELIVERY NEW ENGLAND
                    -----------------------------------------
             (Exact name of registrant as specified in its charter)


      MASSACHUSETTS                                        04-3480443
      -------------                                       ------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                         Identification No.)


                 ONE BEACON STREET, BOSTON, MASSACHUSETTS 02108
                 ----------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                  617-742-8400
                                  ------------
              (Registrant's telephone number, including area code)


                                      None
                                      ----
               Former name, former address and former fiscal year,
                          if changed since last report.


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

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

Company or group of companies for which report is filed:

COLONIAL GAS COMPANY
Statements of Operations

                                                                                          (Unaudited)
                                                                                        (In Thousands)
                                                                           For the                               For the
                                                                     Three Months Ended                     Nine Months Ended
                                                                     ------------------                     -----------------
                                                                September 30,      September 30,     September 30,     September 30,
                                                                    2002               2001              2002              2001
                                                                   -------            -------           -------           -------

OPERATING REVENUES                                                  $18,114            $ 19,482         $135,355          $183,716
    Cost of gas sold                                                 11,161              12,919           76,378           120,717
                                                                     ------              ------           ------           -------
    Operating Margin                                                  6,953               6,563           58,977            62,999

OPERATING EXPENSES:
    Operations and maintenance                                        6,196               7,176           21,553            22,283
    Depreciation and amortization                                     4,115               3,643           12,046            11,143
    Amortization of goodwill                                              -               2,334                -             7,001
    Operating taxes                                                     813               1,070            2,957             3,553
                                                                     ------              ------           ------            ------
    Total Operating Expenses                                         11,124              14,223           36,556            43,980
                                                                     ------              ------           ------            ------
OPERATING INCOME (LOSS)                                              (4,171)             (7,660)          22,421            19,019

OTHER INCOME (LOSS), NET                                                 34                  (4)              27               (75)
                                                                      -----                -----          ------             ------

INCOME (LOSS) BEFORE INTEREST EXPENSE
AND INCOME TAXES                                                     (4,137)             (7,664)          22,448            18,944
                                                                     ------              ------           ------            ------
INTEREST EXPENSE:
    Long-term debt                                                    1,868               2,133            5,951             6,382
    Other, including Advance from KeySpan
           and Utility Pool Borrowings                                4,812               4,050           13,181            12,546
    Less - Interest during construction                                 (96)                (22)            (589)              (90)
                                                                      -----               -----           ------            ------
    Total Interest Expense                                            6,584               6,161           18,543            18,838
                                                                     ------               -----           ------            ------

INCOME TAXES:
    Current                                                            (210)             (5,207)          5,084                877
    Deferred                                                         (4,046)                609          (3,704)             1,759
                                                                     ------           ---------          ------              -----
    Total Income Taxes (Benefit)                                     (4,256)             (4,598)          1,380              2,636
                                                                     ------              ------          ------              -----

NET INCOME (LOSS)                                                   $(6,465)            $(9,227)         $2,525            $(2,530)
                                                                    =======              ======          =======            ======


The accompanying notes are an integral part of these financial statements.

Colonial Gas Company
Balance Sheets

                                                                                    Unaudited
                                                                                  (In Thousands)

                                                                               September 30,         December 31,
                                                                                   2002                  2001
                                                                                -----------          ------------

ASSETS
     Gas plant, at cost                                                            $420,639             $418,099
     Construction work-in-progress                                                   24,164                9,763
     Less-Accumulated depreciation                                                 (143,926)            (133,127)
                                                                                   --------             --------
                                                                                    300,877              294,735
                                                                                   --------             --------

CURRENT ASSETS:

     Cash and cash equivalents                                                          121                  121
     Accounts receivable                                                             11,633               23,240
     Allowance for uncollectible accounts                                            (2,499)              (3,709)
     Accounts receivable - affiliates                                                12,534               25,713
     Accrued utility revenue                                                          1,594               19,064
     Deferred gas costs                                                              12,850               15,579
     Gas in Storage, at average cost                                                 15,693               16,832
     Materials and supplies, at average cost                                            741                  695
     Prepaid expenses                                                                    72                   72
                                                                                     ------              -------
                                                                                     52,739               97,607
                                                                                     ------              -------


OTHER ASSETS:

     Goodwill                                                                       377,652              377,652
     Deferred charges and other assets                                                6,413                6,998
                                                                                    -------              -------
                                                                                    384,065              384,650
                                                                                    -------              -------

TOTAL ASSETS                                                                       $737,681             $776,992
                                                                                   ========             ========

The accompanying notes are an integral part of these financial statements.

Colonial Gas Company
Balance Sheets

                                                                                               Unaudited
                                                                                              (In Thousands)

                                                                                      September 30,      December 31,
                                                                                          2002               2001
                                                                                   -----------------   ----------------

CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
    Common stockholder's investment -
      Common stock, $1 par value -
      Authorized-200,000 shares;outstanding-100 shares                                     $      -           $      -
      Amounts in excess of par value                                                        269,430            269,430
    Retained earnings                                                                        (6,202)             5,272
    Accumulated comprehensive income                                                         (3,433)             (5,281)
                                                                                            -------           --------
      Total common stockholder's investment                                                 259,795            269,421
    Long-term obligations, less current portion                                             105,060            120,205
                                                                                           -------            --------
      Total Capitalization                                                                  364,855            389,626
    Advance from KeySpan                                                                    214,000            200,000
                                                                                            -------            -------
      Total Capitalization and Advance from KeySpan                                         578,855            589,626
                                                                                            -------            -------

CURRENT LIABILITIES:
     Current portion of long-term obligations                                                   171                296
     Note payable utility money pool                                                         66,524             68,517
     Note payable utility money pool-gas inventory financing                                 13,766             21,958
     Accounts payable                                                                         9,382             12,538
     Accrued taxes                                                                               22                821
     Accrued interest                                                                         3,107              8,726
     Other                                                                                      883              1,194
                                                                                            -------            -------
                                                                                             93,855            114,050
                                                                                             ------            -------

OTHER LIABILITIES:
     Deferred income taxes                                                                   32,682             38,322
     Unamortized investment tax credits                                                       2,249              2,402
     Postretirement benefits obligation                                                       7,271              6,770
     Other                                                                                   22,769             25,822
                                                                                             ------            -------
                                                                                             64,971             73,316
                                                                                             ------            -------

TOTAL CAPITALIZATION AND LIABILITIES                                                       $737,681           $776,992
                                                                                           ========           ========


The accompanying notes are an integral part of these financial statements.

   Colonial Gas Company
   Statement of Cash Flows

                                                                                                     Unaudited
                                                                                                   (In Thousands)

                                                                                              For the Nine Months Ended
                                                                                              -------------------------
                                                                                        September 30,       September 30,
                                                                                            2002                 2001
                                                                                       --------------       ---------------
Cash flows from operating activities:
     Net income (Loss)                                                                      $2,525                $(2,530)
     Adjustments to reconcile net income to
         cash provided by operating activities:
         Depreciation and amortization                                                      12,046                 18,144
         Deferred taxes                                                                     (3,704)                 1,759
         Other changes in assets and liabilities:
              Accounts receivable                                                           10,397                 12,401
              Accounts receivable/payable-affiliates                                        13,179                 (7,712)
              Accrued utility revenue                                                       17,470                 19,608
              Deferred gas costs                                                             2,729                  4,261
              Gas in Storage                                                                 1,093                 (7,580)
              Accounts payable                                                              (3,156)               (17,041)
              Accrued taxes                                                                     75                   (170)
              Accrued interest                                                              (5,619)                14,684
              Other                                                                         (4,032)                 3,516
                                                                                            ------                 ------
Cash provided by operating activities                                                       43,003                 39,340
                                                                                           -------                 ------

Cash flows from investing activities:
     Capital expenditures                                                                  (17,818)               (16,836)
                                                                                           -------                -------
Cash used for investing activities                                                         (17,818)               (16,836)
                                                                                           -------                -------

Cash flows from financing activities:
     Repayment of long-term debt                                                           (15,000)                     -
     Repayments of note payable-utility money pool                                          (1,993)               (22,655)
     Repayments of note payable - utility money pool
          -gas inventory financing                                                          (8,192)                   178
     (Repayment) Advance from KeySpan                                                       14,000                (50,000)
     Capital Contribution                                                                        -                 50,000
     Dividend paid to KeySpan                                                              (14,000)                     -
                                                                                           -------                -------
Cash used for financing activities                                                         (25,185)               (22,477)
                                                                                           -------                -------

Increase (decrease) in cash and cash equivalents                                                 -                     27

Cash and cash equivalents at beginning of period                                               121                    124
                                                                                          --------                -------

Cash and cash equivalents at end of period                                               $     121                $   151
                                                                                         =========                =======



The accompanying notes are an integral part of these financial statements.

                              COLONIAL GAS COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                    UNAUDITED

                               September 30, 2002
                               ------------------


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

          It is the Company's opinion that the accompanying financial statements contain all adjustments necessary to present fairly its financial position as of September 30, 2002, and the results of its operations for the three and nine months ended September 30, 2002 and September 30, 2001, as well as cash flows for the nine months ended September 30, 2002 and September 30, 2001. Interim results are not necessarily indicative of results to be expected for the year, due to the seasonal nature of the Company's operations. Certain reclassifications were made to conform prior period financial statements with the current period financial statement presentation. Other than as noted, adjustments were of a normal recurring nature and accounting policies have been applied in a manner consistent with prior periods.

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

2.       Recent Accounting Pronouncements
         --------------------------------

          On January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") 141, "Business Combinations", and SFAS 142 "Goodwill and Other Intangible Assets". The key concepts from the two interrelated Statements include mandatory use of the purchase method when accounting for business combinations, discontinuance of goodwill amortization, a revised framework for testing goodwill impairment at a "reporting unit" level, and new criteria for the identification and potential amortization of other intangible assets. Other changes to existing accounting standards involve the amount of goodwill to be used in determining the gain or loss on the disposal of assets and a requirement to test goodwill for impairment at least annually.

          SFAS 142 allows for various valuation methodologies to test for impairment, including a discounted cash flow method, as compared to an undiscounted cash flow method utilized under the previous standard. Impairment is deemed to exist when the carrying amount of goodwill exceeds its implied fair value. Upon adoption of SFAS 142, any amounts impaired were to be recorded as a cumulative effect of an accounting change in the Statement of Operations, and any impairment thereafter will be recorded as an operating expense. The discounted cash flow model requires broad assumptions and significant judgement by management including, but not limited to, projections of revenues, working capital, capital expenditures, taxes and the cost of capital.

          The Company has completed its impairment tests and determined that no impairment exists. Fair value was determined using a discounted cash flow methodology. The test for impairment is required to be performed upon adoption of SFAS 142 and at least annually thereafter. On an ongoing basis (absent any impairment indicators), the Company expects to perform impairment tests during the fourth quarter.

          As discussed above, amortization of goodwill has been discontinued effective January 1, 2002. For the three and nine months ended September 30, 2001, goodwill amortization was $2.3 and $7.0 million, respectively. As required by SFAS 142, below is a reconciliation of reported net income for the three and nine months ended September 30, 2001 and pro-forma net income, for the same periods, adjusted for the discontinuance of goodwill amortization.

           ----------------------------------- ----------------------- -------------------- -------------------- -------------------
                                               Three Months            Three Months         Nine Months          Nine Months
                                               Ended                   Ended                Ended                Ended
                                               September 30, 2002      September 30, 2001   September 30, 2002   September 30, 2001
           ----------------------------------- ----------------------- -------------------- -------------------- -------------------
           Net Income (Loss)                   $(6,465)                $ (9,227)            $ 2,525               $(2,530)

           Add back: goodwill amortization
                                                     -                    2,334                   -                 7,001
           ----------------------------------- ----------------------- -------------------- -------------------- -------------------
           Adjusted Net Income (Loss)          $(6,465)                $ (6,893)            $ 2,525               $ 4,471
           ----------------------------------- ----------------------- -------------------- -------------------- -------------------

          In July of 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 143, "Accounting for Asset Retirement Obligations". The Statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity will capitalize a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its then present value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Statement is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. We are currently evaluating the impact, if any, that this Statement will have on the results of operations and financial position.

          SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was effective January 1, 2002, and addresses accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and APB Opinion 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business." SFAS 144 retains the fundamental provisions of SFAS 121 and expands the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The implementation of this Statement, effective January 1, 2002, did not have an impact on the Company's results of operations and financial position.

          In June of 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities". This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue 94-3, "Liability recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity". This Statement is effective for exit or disposal activities initiated after December 31, 2002 with early application encouraged.

3.       Environmental Matters
         ---------------------

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

          As of September 30, 2002, the Company estimates the remaining cost of its MGP-related environmental cleanup activities to be $2.7 million, which amount has been accrued by the Company as a reasonable estimate of probable cost for known sites. Expenditures incurred to date with respect to these MGP-related activities total $13.3 million.

          By a rate order issued on May 25, 1990, the Massachusetts Department of Telecommunications and Energy (the "Department") approved, for ratemaking purposes, recovery of all prudently incurred environmental response costs associated with former MGP related sites over a seven-year period without carrying charges.

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

4.       Seasonal Aspect
         ---------------

          The gas distribution business is influenced by seasonal weather conditions. Annual revenues are principally realized during the heating season (November 1, through April 30) as a result of the large proportion of heating sales in these months. In addition, under its seasonal rate structure, the rates charged to customers during the heating season are higher than the rates charged during the rest of the year. Accordingly, results of operations are most favorable in the first quarter of the Company's fiscal year, followed by the fourth quarter. Losses are generally incurred in the second and third quarters.

5.   Related Party Transactions
     --------------------------

          The Company, and all utility subsidiaries of KeySpan, participate in a utility money pool established by KeySpan. KeySpan Corporate Services, LLC, a subsidiary service company of KeySpan, administers the money pool and provides financing to the Company for working capital and gas inventory. The money pool is funded, in part, through surplus funds of money pool participants. Interest income or expense is recorded by the Company for net funds advanced to or borrowed from the money pool at an interest rate generally equal to KeySpan's short-term borrowing rate. Interest incurred on gas inventory financing is recovered from gas sales customers through the cost of gas adjustment clause.

6.       Regulation
         ----------

          In 1999, the Department approved a rate plan resulting in a ten-year freeze of base rates at current levels. Due to the length of the base rate freeze, the Company was required to discontinue its application SFAS 71 "Accounting for the Effects of Certain Types of Regulation".

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

7.       Derivatives
         -----------

          On April 1, 2002 the Company adopted Implementation Issue C16 of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" as amended and interpreted incorporating SFAS 137 and 138 and certain implementation issues (collectively "SFAS 133"). Issue C16 establishes new criteria that must be satisfied in order for contracts that combine a forward contract and a purchased option contract to be exempted as normal purchases and sales.

          Based upon a review of its physical gas purchase commodity contracts, the Company determined that certain contracts could no longer be exempted as normal purchases from the requirements of SFAS 133. At September 30, 2002, the fair value of these contracts was recorded as a $0.6 million liability. All gas and related transportation costs are currently recovered from customers through the gas adjustment clause. Therefore, changes in the market value of these contracts are recorded as other assets or other liabilities on the Balance Sheet.

8.       Long-Term Debt
         --------------

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

9.       Gas Supply Contracts
         --------------------

          The Company had a portfolio management contract with El Paso Energy Marketing Company ("El Paso") under which El Paso provided the majority of the city gate supply requirements at market prices and managed certain upstream capacity, underground storage and term supply contracts for Colonial. The agreement with El Paso expired on October 31, 2002. The Company has negotiated a new portfolio management agreement with Entergy-Koch to replace the expired El Paso agreement. The new agreement with Entergy-Koch began on November 1, 2002 and extends through March 31, 2003.

          The Company recently renewed its long-term capacity contracts with Tennessee Gas Pipeline for the transportation of natural gas to the Company's distribution territory.

          ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:
          ----------------------


         RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002


          Net Income for the nine months ended September 30, 2002 was $2.5 million, an increase of $5.0 million over the $2.5 million net loss for the corresponding period of the prior year. This increase is primarily due to the discontinuance of goodwill amortization offset, in part, by a decline in operating margin.

          Operating revenues for the nine-month period ended September 30, 2002 declined $48.4 million, or 26%, from the nine-month period ended September 30, 2001. The majority of this decline was due to a significant decrease in the cost of gas sold to customers. Cost of gas sold for the nine-month period ended September 30, 2002 decreased $44.3 million, or 37%, from 2001. This decline was due to both a decrease in throughput of 13% and a decline in the average commodity price of gas of 25%. Decreased throughput was principally due to significantly warmer weather (11%).

          The Company's gas rate structure includes a gas adjustment clause, pursuant to which gas costs are recovered in revenues. Further, variations between actual gas costs incurred and gas cost billed are deferred and refunded to or collected from customers in a subsequent period. As a result, fluctuations in the cost of gas sold have little or no impact on operating margin.

          Operating margin (revenues less cost of gas sold) for the nine-month period ended September 30, 2002 decreased $4 million, or 6%, from the nine-month period ended September 30, 2001. The decline was primarily driven by warmer weather ($5.6 million), offset, in part, by an increase of $1.6 million due to customer growth.

          In accordance with SFAS 142, as of January 1, 2002, the Company is no longer amortizing goodwill. For the nine-month period ended September 30, 2001, amortization of goodwill was $7 million.

          Income tax expense for the nine-month period ended September 30, 2002 decreased approximately $1.3 million, or 48%, from 2001. The decrease is primarily attributable to lower pre-tax earnings before goodwill amortization expense.

         LIQUIDITY AND CAPITAL RESOURCES

          As discussed, the Company's revenues, earnings and cash flow are highly seasonal. Since the majority of its revenues are billed during the heating season, significant cash flows are generated from late winter to early summer. Alternatively, in preparation for the upcoming heating season (i.e. purchasing and storing gas), short-term borrowings are highest during the late fall and early winter.

          The Company believes that projected cash flow from operations, in combination with currently available resources (i.e. utility money pool), is sufficient to meet 2002 capital expenditures, working capital requirements and normal debt repayments.

          On March 31, 2002, the Company received an additional advance of $14 million from KeySpan and then paid a dividend to KeySpan of $14 million.

          On May 20, 2002, the Company repaid $15 million for the 6.81% Series A First Mortgage Secured Medium Term Notes. The Company financed this repayment by borrowing from the money pool. For further details, see
          Note 8 to the Financial Statements "Long-Term Debt".

          The Company expects capital expenditures for 2002 to be approximately $25.0 million. Actual capital expenditures for the nine-month period ending September 30, 2002 were $17.8 million. Capital expenditures are largely for system expansion associated with customer growth and improvements to the distribution infrastructure.

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

                           PART II. OTHER INFORMATION
                           --------------------------


ITEM 1.  LEGAL PROCEEDINGS
--------------------------

None


Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Operating Officer and Principal Financial and Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in its periodic SEC filings is recorded, processed and reported within the time periods specific in the SEC's rules and forms. Based upon that evaluation, the Chief Operating Officer and Principal Financial and Accounting Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in its periodic SEC filings.

Changes In Internal Controls

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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











                                            Colonial Gas Company
                                  D/B/A KEYSPAN ENERGY DELIVERY NEW ENGLAND
                                  -----------------------------------------
                                                (Registrant)




                                  /s/J.F. Bodanza
                                  --------------------------
                                  J.F. Bodanza, Senior Vice President
                                  Finance, Accounting and Regulatory Affairs
                                  (Principal Financial and Accounting Officer)





Dated: November 14, 2002

               Certification Pursuant to Rule 13a-14 and 15d-14 of
                     the Securities and Exchange Act of 1934


     I, Nickolas Stavropoulos, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Colonial Gas Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002



/s/Nickolas Stavropoulos
------------------------
Nickolas Stavropoulos
President and Chief Operating
Officer

               Certification Pursuant to Rule 13a-14 and 15d-14 of
                     the Securities and Exchange Act of 1934


I, Joseph F. Bodanza, certify that:


1.   I have reviewed this quarterly report on Form 10-Q of Colonial Gas Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002

/s/ Joseph F. Bodanza
---------------------
Joseph F. Bodanza
Senior Vice President, Finance,
Accounting and Regulatory Affairs